Form 10-Q
period 2010-09-30
MINDEN BANCORP, INC.
filed 2010-12-22
CIK 1501331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 333-169458

Minden Bancorp, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Louisiana	90-0610674
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 MBL Bank Drive Minden, Louisiana	71055
(Address of Principal Executive Offices)	(Zip Code)
(318) 371-4156
(Registrant’s Telephone Number, Including Area Code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐ Accelerated filer ☐
Non-accelerated filer ☐ Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of December 20, 2010, no shares of the Registrant’s common stock were issued and outstanding.*

*        The issuer became subject to the filing requirements of Sections 13 and 15(d) when its Registration Statement on Form S-1, File No. 333-169458, was declared effective by the Securities and Exchange Commission on November 9, 2010.

Explanatory Note

Minden Bancorp, Inc., a Louisiana corporation (the “Registrant” or the “Company”), was organized by Minden Bancorp, Inc., a federal corporation (“Minden Bancorp”) and the current mid-tier holding company for MBL Bank (the “Bank”) to facilitate the “second-step” conversion of the Bank from the mutual holding company structure to the fully public stock holding company structure (the “Conversion and Reorganization”).  The Conversion and Reorganization is expected to be consummated in the first quarter of 2011, at which time the Company will become the holding company for the Bank and will own all of the issued and outstanding shares of the Bank’s common stock.  As part of the Conversion and Reorganization, shares of the Registrant’s common stock will be issued and sold in an offering to certain depositors of the Bank and others and will also be issued in exchange, pursuant to an exchange ratio, for the currently issued and outstanding shares of Minden Bancorp held by the “public” shareholders, that is all shareholders except Minden Mutual Holding Company.  The Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (the “SEC”) on September 17, 2010 (File No. 333-169458), as amended, which was declared effective by the SEC on November 9, 2010.  The Registrant is in organization, has engaged in no operations to date and has not issued any shares of stock; accordingly, no financial statements of the Company have been included herein.

MINDEN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share)

	September 30,	December 31,
A S S E T S	2010	2009
	(Unaudited)

Cash and noninterest-bearing deposits	$2,661	$3,190
Interest-bearing demand deposits	399	774
Federal funds sold	21,500	29,550
Total cash and cash equivalents	24,560	33,514

Investment securities:
Securities held-to-maturity (estimated market value of $148-2010 and $168-2009)	145	166
Securities available-for-sale, at estimated market value	53,694	50,630

First National Banker’s Bank stock, at cost	210	210
Federal Home Loan Bank stock, at cost	239	238
Loans, net of allowance for loan losses of $1,011-2010 and $1,001-2009	127,600	117,064
Accrued interest receivable	709	739
Premises and equipment, net	5,627	5,820
Other real estate owned	94	130
Prepaid and other assets	2,167	2,347

Total assets	$215,045	$210,858

The accompanying notes are an integral part of the unaudited consolidated financial statements.

	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2010	2009
	(Unaudited)

Liabilities:
Deposits:
Noninterest-bearing	$20,570	$30,830
Interest-bearing	169,135	156,936
Total deposits	189,705	187,766
Accrued interest payable	326	364
Other liabilities	1,024	826
Total liabilities	191,055	188,956

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock-$.01 par value; authorized 1,000,000 shares; none issued-no rights/preferences set by board	-	-
Common stock-$.01 par value; authorized 4,000,000 shares; 1,454,750 shares issued and 1,365,316 shares-2010 and 1,365,316 shares-2009 outstanding	15	15
Additional paid-in capital	16,572	16,572
Retained earnings	8,883	7,314
Accumulated other comprehensive income	540	82
	26,010	23,983

Unearned common stock held by Management Recognition and Retention Plan (MRRP) (6,100 shares-2010 and 7,408 shares-2009)	(62)	(78)

Unallocated common stock held by ESOP (10,474-2010 and 13,092 shares-2009 unreleased)	(110)	(155)
Treasury stock-at cost (89,434 shares-2010 and 2009)	(1,848)	(1,848)
Total stockholders’ equity	23,990	21,902

Total liabilities and stockholders’ equity	$215,045	$210,858

MINDEN BANCORP. INC. AND SUBSIDIARIES

Consolidated Statements of Income
(in thousands, except per share)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest and dividend income:
Loans, including fees	$1,981	$1,934	$5,755	$5,692
Investments-taxable:
Securities	187	151	566	587
Mortgage-backed securities	86	118	271	394
Other	15	11	41	22
Total interest income	2,269	2,214	6,633	6,695

Interest expense:
Interest-bearing demand deposits and savings	118	149	338	456
Certificate of deposits	327	452	1,053	1,442
Interest on borrowed funds	-	-	-	-
Total interest expense	445	601	1,391	1,898

Net interest income	1,824	1,613	5,242	4,797
Provision for loan losses	30	15	90	45

Net interest income after provision for loan losses	1,794	1,598	5,152	4,752

Noninterest income:
Customer service fees	214	153	546	449
Gain (loss) on sale of assets	3	3	4	72
Impairment charge on investment security	9	(2,822)	-	(2,822)
Other operating income	-	11	44	113
Total noninterest income	226	(2,655)	594	(2,188)

Noninterest expense:
Salaries and benefits	552	579	1,685	1,737
Occupancy expense	199	191	570	597
Expense of foreclosed real estate	38	-	44	-
FDIC deposit insurance	75	95	226	285
Computer department expenses	39	30	113	97
Professional and supervisory fees	49	42	130	135
Other operating expense	100	104	317	371
Total noninterest expense	1,052	1,041	3,085	3,222

Income before income taxes (benefit)	968	(2,098)	2,661	(658)
Income tax expense (benefit)	329	(713)	905	(263)
Net income	$639	$(1,385)	$1,756	$(395)

Earnings (loss) per share (EPS)-basic	$0.48	$(0.30)	$1.31	$(1.04)
Diluted EPS	$0.45	$(0.28)	$1.24	$(0.98)

The accompanying notes are an integral part of the consolidated financial statements.

MINDEN BANCORP. INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except per share)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned MRRP	Unearned ESOP	Treasury Stock	Total

Balance December 31, 2008	15	16,497	7,420	(1,738)	(23)	(212)	(1,855)	20,104

Net Income	-	-	137	-	-	-	-	137
Change in net unrealized gain
on securities available for
sale, net of taxes and reclassification
adjustment ($938)	-	-	-	1,820				1,820
Total Comprehensive income								1,957

MRRP shares awarded	-	59	-	-	-	-	-	59
Dividends (.43 per share)	-	-	(243)	-	-	-	-	(243)
Amortization of awards under	-
MRRP-net of release of MRRP/ESOP	-	16	-	-	-	-		16
Unearned MRRP/ESOP	-	-	-	-	(55)	57		2
Treasury stock sold	-	-	-	-	-	-	7	7

Balance December 31, 2009	15	16,572	7,314	82	(78)	(155)	(1,848)	21,902

Net Income	-	-	1,756	-	-	-	-	1,756
Change in net unrealized gain
on securities available for sale, net of taxes and reclassification
adjustment $236	-	-	-	458				458
Total Comprehensive income								2,214

Dividends (.33 per share)	-	-	(187)	-	-	-	-	(187)
Amortization of awards under	-
MRRP-net of release of MRRP/ESOP	-	-	-	-	-	-		-
Unearned MRRP/ESOP	-	-	-	-	16	45		61
Treasury stock purchased	-	-	-	-	-	-	-	-

Balance September 30, 2010	$15	$16,572	$8,883	$540	$(62)	$(110)	$(1,848)	$23,990

The accompanying notes are an integral part of the consolidated financial statements.

MINDEN BANCORP. INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended
	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$1,756	$(395)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Provision for loan losses	90	45
Depreciation and amortization	226	251
Impairment charge on investment security	-	2,822
Deferred income taxes	-	(854)
MRRP and other expenses	59	58
Stock dividends	(1)	-
Net amortization (accretion) of securities	49	225
(Gain) loss on sale of assets	(4)	-
Loans held for sale-originated	(3,907)	-
Loans held for sale-sold	3,907	-
(Increase) decrease in prepaid expenses and accrued income	144	670
Increase (decrease) in interest payable and other liabilities	161	(71)
Total adjustments	724	3,146
Net cash provided by operating activities	2,480	2,751

Cash flows from investing activities:
Maturities and paydowns of securities available for sale	7,501	28,532
Purchase of securities available for sale	(9,919)	(12,106)
Maturities and paydowns of securities held to maturity	21	422
Net (increase) decrease in loans	(10,626)	(6,075)
Purchase of premises and equipment, net	(33)	46
Proceeds from sale of FHLB stock and other	40	-
Proceeds from sale of land	20	-
Net cash provided (used) by investing activities	(12,996)	10,819

Cash flows from financing activities:
Net increase (decrease) in deposits	1,939	(3,231)
Treasury stock decrease	-	7
Dividends paid	(187)	(181)
Conversion cost	(190)	-
Net cash provided (used) by financing activities	1,562	(3,405)

The accompanying notes are an integral part of the consolidated financial statements.

MINDEN BANCORP. INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended
	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)

Net increase (decrease) in cash and cash equivalents	(8,954)	10,165

Cash and cash equivalents at beginning of period	33,514	22,603

Cash and cash equivalents at end of period	$24,560	$32,768

Supplemental disclosures:
Interest paid on deposits and borrowed funds	$1,456	$2,025
Income taxes paid	$888	$717

Noncash investing and financing activities:
Transfer of loans to real estate owned	$309	$48

Increase (decrease) in unrealized gain (loss) on securities available for sale	$695	$2,768

The accompanying notes are an integral part of the consolidated financial statements.

MINDEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009 AND 2008

1.         Summary of Significant Accounting Policies

Minden Bancorp, Inc. is a savings and loan holding company (the “Company”) established in 2001.  MBL Bank (the “Bank”) is the wholly-owned subsidiary of the Company.  In 2006, the Company purchased Woodard Walker Insurance “WWI” Agency and sold WWI in 2009.  The Company’s significant assets and business activity are its investments in the Bank and WWI.  All intercompany transactions have been eliminated in consolidation of Minden Bancorp, Inc., MBL Bank, Minden Service, Inc. and WWI.  The Bank moved to its new main location at 100 MBL Bank Drive off Homer Road on March 19, 2007.  The Bank accepts customer demand, savings, and time deposits and provides residential mortgages, commercial mortgages, consumer and business loans to customers.  The Bank is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.  The Bank formed Minden Services, Inc. (“MSI”) as a wholly-owned subsidiary.  MSI’s sole purpose is to hold real estate for the Bank to use for further expansion.

On December 11, 2001, the Board of Directors of Minden Building and Loan Association, a Louisiana chartered building and loan association, which changed its name to MBL Bank in 2007, adopted a plan of reorganization pursuant to which the Association converted to stock form and became the wholly-owned subsidiary of the Company.  In connection with the reorganization, the Company became a majority owned (55%) subsidiary of Minden Mutual Holding Company.  The conversion to stock form has a remaining step to convert to 100% stock form.  (See Note 15.)

Basis of Presentation.  These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included.  The results of operations for the nine month period ended September 30, 2010 are not necessarily indicative of the results to be obtained for the full fiscal year ended December 31, 2010.

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of September 30, 2010.  In preparing these financial statements, the Company evaluated subsequent events through the date these financial statements were issued.

1.         Summary of Significant Accounting Policies (Continued)

Use of Estimates.  In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of foreclosed real estate, deferred tax assets and trading activities.
Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses on loans, fair value of financial instruments, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.  In connection with the determination of the allowances for losses on credits and foreclosed real estate, management obtains independent appraisals for significant properties.  While management uses available information to recognize losses on credits, future additions to the allowances may be necessary based on changes in local economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowances for losses on credits and foreclosed real estate.  Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.  Because of these factors, it is reasonably possible that the allowances for credit losses on loans may change materially in the future.

Significant Group Concentrations of Credit Risk.  Most of the Bank’s activities are with customers located within Webster Parish, Louisiana.  Note 2 to the financial statements summarizes the types of investment securities in which the Bank makes investments, and Note 3 summarizes the types of loans included in the Bank’s loan portfolio.  The Bank does not have any significant concentrations to any one industry or customer.

Cash and Cash Equivalents.  For purposes of the statements of cash flows, cash and cash equivalents include cash and balances due from banks, federal funds sold and interest-bearing deposits at other banks, all of which mature within ninety days.

Interest-Bearing Deposits in Banks.  Interest-bearing deposits in banks mature within one year and are carried at cost.

Investment Securities.  Management determines the appropriate classification of securities at the time of purchase.  If management has the positive intent and ability to hold investments in bonds, notes, and debentures until maturity, they are classified as held to maturity and carried at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the effective interest method over the period to maturity.  Securities to be held for indefinite periods of time yet not intended to be held to maturity or on a long-term basis are classified as securities available for sale and carried at fair value.  Unrealized gains and losses on securities available for sale which have been reported as direct increases or decreases in stockholders’ equity, net of related deferred tax effects, are accounted for as other comprehensive income.  The cumulative changes in unrealized gains and losses on such securities are accounted for in accumulated other comprehensive income as part of stockholders’ equity.  Gains and losses on the sale of securities available for sale are determined using the specific-identification method.  Other-than-temporary impairments of debt securities is based upon the guidance as follows (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss.  When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.  For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

1.         Summary of Significant Accounting Policies (Continued)

Mortgage-Backed Securities.  Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by issuers of the securities.  Mortgage-backed securities are carried at unpaid principal balances, adjusted for unamortized premiums and unearned discounts.  Premiums and discounts are amortized using the interest method over the remaining period to contractual maturity.  Management intends and has the ability to hold such securities to maturity that are classified held to maturity.  The cost of securities called is determined using the specific identification method.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Loans.  The Bank grants mortgage, business and consumer loans to customers.  A substantial portion of the loan portfolio is represented by mortgage loans secured by properties throughout Webster Parish, Louisiana and the surrounding parishes.  The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees for costs on originated loans.  Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The accrual of interest on mortgage, commercial real estate and commercial business, and consumer loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection.  Past due status is based upon contractual terms of the loan.  In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured or, when the loan becomes well secured and in the process of collection.

Allowance for Loan Losses.  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses not associated with a related valuation reserve are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information become available.

1.         Summary of Significant Accounting Policies (Continued)

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for business and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

Credit Related Financial Instruments.  In the ordinary course of business, the Bank has entered into commitments to extend credit, including commitments under commercial letters of credit and standby letters of credit.  Such financial instruments are recorded when they are funded.

Other Real Estate Owned.  Other real estate owned represents properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure on loans on which the borrowers have defaulted as to payment of principal and interest.  These properties are carried at the lower of cost of acquisition or the asset’s fair value, less estimated selling costs.  Reductions in the balance at the date of acquisition are charged to the allowance for loan losses.  Any subsequent write-downs to reflect current fair value are charged to noninterest expense.  Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

Premises and Equipment.  Premises and equipment are stated at cost less accumulated depreciation.  The Bank records depreciation on property and equipment using accelerated and straight-line methods with lives ranging from 5 to 15 years on furniture, fixtures and equipment and to 40 years on the building.

Income Taxes.  The company files a consolidated federal income tax return with its subsidiaries.  Income taxes and benefits are generally allocated based on each subsidiary’s contribution to the total federal tax liability.  Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and give current recognition to changes in tax rates and laws.

Advertising Costs.  Advertising costs are expensed as incurred.  Such costs amounted to approximately $28 and $21 for the nine months ended September 30, 2010 and 2009, respectively, and are included in other operating expense.

Stock compensation.  The cost of employee services received in exchange for stock options and stock grants (RRP) is measured using the fair value of the award on the grant date and is recognized over the service period, which is usually the vesting period.

1.         Summary of Significant Accounting Policies (Continued)

Treasury stock.  Common stock shares repurchased are recorded as treasury stock at cost.

Earnings per share.  Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflects additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company related solely to outstanding stock options and are determined using the treasury stock method.

Treasury shares are not deemed outstanding for earnings per share calculations.

Reclassifications.  Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.

Comprehensive Income (Loss).  Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Recent Accounting Pronouncements.  In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 – Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  ASU 2009-01 amends the ASC for the issuance of FASB Statement (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  ASU 2009-1 includes SFAS 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement.  The ASC became the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  As of the effective date of this Statement, September 15, 2009, the ASC supersedes all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the ASC is no longer authoritative.  This Statement became effective for the Company’s financial statements beginning in the interim period ended September 30, 2009.

In April 2009, the FASB issued guidance under ASC Topic 825.  The guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This guidance was adopted for interim reporting periods ending after June 15, 2009.

1.         Summary of Significant Accounting Policies (Continued)

The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force (“EITF”) Abstracts.  Instead, it now issues Accounting Standards Updates.  The FASB does not consider Accounting Standards Updates as authoritative in their own right.  Accounting Standards Updates serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC.  FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP.  SFAS 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly.  Upon becoming effective, all of the content of the ASC carries the same level of authority, effectively superseding SFAS 162.  In other words, the GAAP hierarchy has been modified to include only two levels of GAAP:  authoritative and non-authoritative.  As a result, this Statement replaces SFAS 162 to indicate this change to the GAAP hierarchy.  The adoption of the ASC and ASU 2009-01 did not have any effect on the Bank’s results of operations or financial position.  All references to accounting literature included in the notes to the financial statements have been changed to reference the appropriate sections of the ASC.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.  ASU 2010-06 amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements.  New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers.  In addition, the reconciliation for level 3 activity will be required on a gross rather than net basis.  The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques.  The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activity on a gross basis which will be effective for fiscal years beginning after December 15, 2010.

2.         Investment Securities

Securities held-to-maturity (in thousands) consist of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

GNMA	$8	$-	$-	$8
FNMA	112	2	-	114
FHLMC	25	1	-	26
	$145	$3	$-	$148

	December 31, 2009

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

GNMA	$27	$-	$-	$27
FNMA	130	2	-	132
FHLMC	9	-	-	9
	$166	$2	$-	$168

2.         Investment Securities   (Continued)

Securities available-for-sale (in thousands) consist of the following:

	September 30, 2010

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Asset Management Funds (AMF)	$7,038	$183	$-	$7,221
FHLMC Voting Common Stock	11	-	7	4

Municipals	230	6	-	236
Agency Bonds (FNMA/FHLB)	32,373	339	14	32,698
FNMA ARM pools	4,803	102	5	4,900
FHLMC ARM pools	1,917	53	-	1,970
GNMA ARM pools	6,503	162	-	6,665
	$52,875	$845	$26	$53,694

	December 31, 2009

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Asset Management Funds	$7,780	$-	$-	$7,780
FHLMC Voting Common Stock	11	5	-	16
Municipals	230	10	-	240
Agency Bonds (FNMA/FHLB)	28,608	6	86	28,528
FNMA ARM pools	4,360	39	10	4,389
FHLMC ARM pools	2,218	26	3	2,241
GNMA ARM pools	7,299	137	-	7,436
	$50,506	$223	$99	$50,630

2.         Investment Securities   (Continued)

The amortized cost and estimated market value of investment securities (in thousands) at September 30, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

One year or less	$12,588	$12,786	$-	$-
After 1 year thru 5 years	26,823	27,132	21	21
After 5 years thru 10 years	1,511	1,565	31	31
After 10 years	11,953	12,211	93	96
	$52,875	$53,694	$145	$148

At September 30, 2010, investment securities with a financial statement carrying amount (in thousands) of $39,497 were pledged to secure public and private deposits.  No gain or loss was recognized on investments in 2010 and 2009.  Maturities and calls are detailed on the statement of cash flows.

Information pertaining to securities with gross unrealized losses (in thousands) at September 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2010:
Federal agencies	$2,015	$14	$4	$7	$2,019	$21
Mortgage backed securities	-	-	459	5	459	5
	$2,015	$14	$463	$12	$2,478	$26

December 31, 2009:
Federal agencies	$12,963	$86	$-	$-	$12,963	$86
Mortgage backed securities	140	-	1,469	13	1,608	13
	$13,103	$86	$1,469	$13	$14,571	$99

Management evaluates securities for other-than-temporary impairment on a monthly basis.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

2.         Investment Securities   (Continued)

The majority of these securities are guaranteed directly by the U.S. Government or other U.S. government agencies.  These unrealized losses relate principally to current interest rates for similar types of securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.  The Company also has a significant investment in a mutual fund, the Shay Asset Fund (the “Fund”) that invests in short-term adjustable-rate mortgage-backed securities.  Management believed in 2008 that the estimated fair value of the mutual fund is also primarily dependent upon the movement in market interest rates.  Although the investment in the mutual fund is classified as available for sale, the Company has the intent and ability to hold the Fund until the fair value increases and does not intend to sell it at a loss.  Based on the above, management as of December 2008 believed that the unrealized losses were temporary.  The determination of whether a decline in market value is temporary is necessarily a matter of subjective judgment.  The timing and amount of any realized losses reported in the Company’s financial statements could vary if conclusions other than those made by management were to determine whether an other-than-temporary impairment exists.

During the third quarter of 2009, management determined that the Fund’s decline in market value was other-than-temporary impairment (OTTI) and recorded a write down (in thousands) of $2,822.  Due to the credit loss existing in the Fund and based upon the Fund not gaining significant market increases over the past year to year and a half and various other factors the credit was determined to be OTTI.  The account cost balance (in thousands) of $10,851 was written down to $8,029 in 2009 and that value became the new cost value of the Fund.  The Fund has restricted cash withdrawals (in thousands) to $250 per quarter.  The Bank withdrew (in thousands) $250 in 2009 and $750 in 2010.  Regulatory agencies were advised of the impairment.  Management will continue to evaluate this investment.

3.         Loans and Allowance for Loan Losses

The composition of the Company’s loan portfolio (in thousands) at September 30, 2010 and December 31, 2009, consisted of the following:

	2010	2009

First mortgage conventional loans:
Secured by one-to-four-family residences	$56,153	$54,363
Commercial real estate	21,273	17,946
Commercial, other than real estate	12,558	10,190
Land	10,580	10,929
Consumer loans (including overdrafts of $294 and $33)	12,227	12,688
Loans secured by deposits	11,795	8,706
Construction loans	5,249	4,129
Total	129,835	118,952

Less: Allowance for loan losses	(1,011)	(1,001)
Unfunded construction loan commitments	(1,224)	(887)

Loans, net	$127,600	$117,064

3.         Loans and Allowance for Loan Losses   (Continued)

Changes in the allowance for loan losses (in thousands) are summarized as follows:

	2010	2009

Balance, beginning of period	1,001	1,000
Provision for loan losses	90	60
Recoveries	26	5
Loans charged off-net of recoveries	(106)	(64)
Balance, end of period	1,011	1,001

The Company charges a flat rate for the origination or assumption of a loan.  These fees are designed to offset direct loan origination costs and the net amount, if material, is deferred and amortized, as required by accounting standards.

Impaired loans are considered immaterial at September 30, 2010 and December 31, 2009 and 2008 and no valuation allowance has been incurred on those loans.  Total non-accrual loans (in thousands) at September 30, 2010 and December 31, 2009 were $511 and $925, respectively.  Interest income (in thousands) of approximately $26 and $55 would have been recognized for the period ended September 30, 2010 and December 31, 2009, respectively, had the loans not been on non-accrual.

The Company’s lending activity is concentrated within Webster Parish, Louisiana.  The majority of loans extended in this lending area are for one-to-four-family dwelling units; however, the Company is expanding its lending activities to commercial real estate, commercial business and consumer loans.  See above for detail.  The Company requires collateral sufficient in value to cover the principal amount of the loan.  Such collateral is evidenced by mortgages on property held and readily accessible to the Bank.

4.        Other Assets

Other assets (in thousands) consist of the following:

	2010	2009

Cash value of life insurance	$559	$540
Prepaid expenses	827	996
Deferred income taxes	380	616
Other real estate-MSI	175	195
Conversion cost/other	226	-
	$2,167	$2,347

The deferred tax asset noted above is primarily related to the timing difference in the impairment charge incurred on investments in 2009.

5.         Deposits

Deposits as of September 30, 2010 and December 31, 2009 (in thousands) are summarized as follows:

	2010	2009

Demand deposit accounts (including official checks of $803 in 2010 and $1,447 in 2009)	$98,753	$99,335
Passbook savings	13,110	12,305
Certificates of deposit:
1.00% – 1.99%	69,224	36,884
2.00% – 2.99%	6,582	34,291
3.00% – 3.99%	1,666	4,564
4.00% – 4.99%	370	387
5.00% – 5.99%	-	-
Total certificates of deposit	77,842	76,126
Total deposits	$189,705	$187,766

Scheduled maturities of certificates of deposit (in thousands) at September 30, 2010 are as follows:

	2011	2012	2013	Total

Maturing 2010				25,779
1.00% – 1.99%	$40,480	$4,922	$-	$45,402
2.00% – 2.99%	4,882	387	596	5,865
3.00% – 3.99%	451	-	-	451
4.00% – 4.99%	345	-	-	345
	$46,158	$5,309	$596	$77,842

Included in deposits (in thousands) at September 30, 2010 and December 31, 2009 are $29,028 and $33,928, respectively, are certificates of deposit (CD) in denominations of $100,000 or more.  Deposit insurance coverage has been increased by regulation to cover deposits up to $250,000.

6.         Federal Home Loan Bank Advances

Federal Home Loan Bank (FHLB) advances represent short-term, fixed-rate borrowings from the Federal Home Loan Bank of Dallas.  The Bank has borrowed advances for periods from overnight to four and one-half months.  Interest rates paid on the advances vary by term and are set by the Federal Home Loan Bank.  There were no advances outstanding at September 30, 2010 and December 31, 2009.

The Bank has an available line of credit (in thousands) with the FHLB of $56,684 at December 31, 2009 with $55,012 available for use.

7.         Pension/ESOP Plan

In 2001, the Bank adopted a 401(k) retirement plan and discontinued its “SEP” plan, covering all employees based upon a year of service.  The Bank contributes up to a 6% match of the employees contribution based upon Board approval.  Plan contributions (in thousands) for September 30, 2010 and 2009 and December 31, 2009 were $50, $50 and $68, respectively.

7.         Pension/ESOP Plan (Continued)

The Company established an ESOP and loaned the ESOP $524 in July 2002 to purchase 52,371 shares of common stock, which amounted to 3.8% of the outstanding shares.  The remaining balance (in thousands) due of $125 is payable (in thousands) over two and a half years at $66 per year including interest.  The quarterly payments (in thousands) are $17 and annually aggregate $66.  The Bank made contributions to ESOP to enable it to make the note payment (in thousands) of $33 during the six months ended June 30, 2010 and $66 during each December 31 period, which is included in salaries and benefits on the income statement.  As the note is paid, the shares will be released and allocated to the participants of the ESOP.  As of September 30, 2010, 43,206 of those shares had been released.  The market value of the unreleased ESOP shares (9,165) at September 30, 2010 was approximately $138,931.

8.         Retained Earnings and Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below, in thousands) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of September 30, 2010, that the Bank met all capital adequacy requirements to which it is subject.

As of June 30, 2010, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table (amounts in thousands).  The Bank’s actual capital amounts (in thousands) and ratios are also presented in the table.  There are no conditions or events since that  notification that management believes have changed the institution’s category.

8.         Retained Earnings and Regulatory Capital (Continued)

							To be Well
							Capitalized Under
			For Capital				Prompt Corrective
	Actual		Adequacy Purposes:				Action Provisions:
	Amount	Ratio	Amount		Ratio		Amount		Ratio

As of September 30, 2010
Total capital (to Risk
Weighted Assets)	$23,473	21.30%	≥$	8,818	≥	8.0%	≥$	11,023	≥	10.0%
Core (Tier I) Capital (to
Risk Weighted Assets)	$22,383	20.31%		N/A		N/A	≥$	6,614	≥	6.0%
Core (Tier I) Capital (to
Total Assets)	$22,383	10.47%	≥$	4,409	≥	4.0%	≥$	10,693	≥	5.0%
Tangible Capital
(to Total Assets)	$22,383	10.47%	≥$	3,207	≥	1.5%		N/A		N/A

As of December 31, 2009
Total capital (to Risk
Weighted Assets)	$21,598	19.04%	≥$	9,075	≥	8.0%	≥$	11,343	≥	10.0%
Core (Tier I) Capital (to
Risk Weighted Assets)	$20,595	18.16%	≥$	4,538	≥	4.0%	≥$	6,806	≥	6.0%
Core (Tier I) Capital (to
Total Assets)	$20,595	9.78%	≥$	3,404	≥	3.0%	≥$	5,672	≥	5.0%
Tangible Capital
(to Total Assets)	$20,595	9.78%	≥$	1,702	≥	1.5%		N/A		N/A

The following is a reconciliation of the Bank’s equity under GAAP to regulatory capital at the dates indicated (dollars in thousands):

	September 30,	December 31,
	2010	2009

GAAP equity	$23,179	$20,595
Allowance for loan losses/other	294	1,003
Total capital	$23,473	$21,598

9.         Fair Value of Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.  FASB ASC #825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

9.         Fair Value of Financial Instruments   (Continued)

The following methods and assumptions were used by the Bank in estimating fair value disclosures for financial instruments:

Cash and cash equivalents:  The carrying amounts of cash and short-term instruments approximate fair values.

Interest-bearing deposits in banks:  The carrying amounts of interest-bearing deposits approximate their fair values.

Securities:  Fair values for securities, excluding Federal Home Loan Bank stock and First National Bankers Bank (“FNBB”) stock, are based on quoted market prices.  The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

Loans receivable:  For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  Fair values for certain mortgage loans (e.g., one-to-four family residential), and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics.  Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposit liabilities:  The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date.  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-term borrowings:  The carrying amounts of Federal Home Loan Bank advances maturing within ninety days approximate their fair values.

Accrued interest:  The carrying amounts of accrued interest approximate fair value.

Off-balance-sheet instruments:  Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  Fair values for off-balance sheet commitments to extend credit approximate their carrying value.

9.         Fair Value of Financial Instruments   (Continued)

The estimated fair values (in thousands), and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	September 30,		December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$24,650	$24,650	$33,514	$33,514
Securities available for sale	53,694	53,694	50,630	50,630
Securities held to maturity	145	148	166	168
FNBB & FHLB stock	449	448	448	448
Loans, net	127,600	129,330	117,064	118,656
Accrued interest receivable	709	709	739	739

Financial liabilities:
Deposits	189,705	189,705	187,766	187,766
Accrued interest payable	326	326	364	364

Off-balance sheet credit related to
financial instruments:
Commitments to extend credit	12,961	12,961	9,170	9,170

Off-balance sheet derivative financial instruments:  None

The Company adopted FASB Accounting Standards Topic 820, “Fair Value Measurements” (Topic 820), as of January 1, 2008.  Topic 820 requires disclosures that stratify balance sheet amounts measured at fair value based on the inputs used to derive fair value measurements.  These strata included:

●
Level 1 valuations, where the valuation is based on quoted market prices for identical assets or liabilities traded in active markets (which include exchanges and over-the-counter markets with sufficient volume),

●
Level 2 valuations, where the valuation is based on quoted market prices for similar instruments traded in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market, and

●
Level 3 valuations, where the valuation is generated from model-based techniques that use significant assumptions not observable in the market, but observable based on the Company’s-specific data.  These unobservable assumptions reflect the Company’s own estimates for assumptions that market participants would use in pricing the asset or liability.  Valuation techniques typically include option pricing models, discounted cash flow models and similar techniques, but may also include the use of market prices of assets or liabilities that are not directly comparable to the subject asset or liability.

9.         Fair Value of Financial Instruments   (Continued)

Fair values of assets and liabilities (in thousands) measured on a recurring basis at September 30, 2010 and December 31, 2009 are as follows:

	Level 1	Level 2	Level 3	Fair Value
September 30, 2010:
Securities available for sale	$-	$53,694	$-	$53,694

December 31, 2009:
Securities available for sale	-	50,630	-	50,630

10.       Segment Reporting

The Company, due to its size (both assets and employees), has only one reportable segment.  The Company reports its lending activities (mortgages, consumer and commercial) as one segment.  It does not operate as multiple segments nor does it manage or report as other than one segment.

The Company does not have a single external customer from which it derives 10% or more of its revenue.  Refer to Note 3 for the one geographical area it operates in.

11.       Stock Based Benefit Plans

The Company established the 2003 Recognition and Retention Plan and Trust Agreement (“RRP”), which is a stock-based incentive plan.  The RRP was approved by the shareholders at the Company’s annual meeting held May 15, 2003.

The Company authorized 26,186 shares of the Company’s common stock to be awarded under the RRP.  The Company had purchased 26,186 shares in the open market to fund the RRP as of December 31, 2004.  Shares subject to awards under the RRP shares vest at 20% per year under the plan.  As of December 31, 2009 and 2008, awards covering 25,100 and 18,854 shares, respectively, had been made.  The Company issued awards in 2009 for 5,424 shares and in 2008 for 1,122 shares.  During 2010 and 2009, 1,308 shares and 224 shares, respectively, vested and were issued.  As a result, expense for this plan is being amortized over a 60-month period and is based upon the market value of the Company’s stock as of the grant date of the awards which was $15.375 with respect to the outstanding awards through 2007.  The price for the 2008 awards was $20.85 and the 2009 awards was $11.00.  Compensation (in thousands) under the RRP for the periods ended September 30, 2010 and 2009 and December 31, 2009 was $16, $16 and $21, respectively, and is included in salaries and benefits.

The Company established the 2003 Stock Option Plan (the “Option Plan”) under which 65,464 shares of Company stock are reserved for the grant of stock options to directors, officers and employees.  The Option Plan provides for vesting to participants at 20% per year.  The options expire in ten years.  The exercise price of the options is equal to the fair market value of the common stock on the grant date which was $15.375 with respect to the options prior to 2007; the price for the 2008 options was $20.85 and the 2009 option price was $11.00.  The Company issued 11,974 options in 2009 and 2,805 options in 2008 that vest over a five year period.  As of September 30, 2010, options covering 63,059 shares were outstanding.  Options totaling 51,797 shares were exercisable as of September 30, 2010.

The Company’s Compensation Committee of the Board of Directors oversees the RRP and the Option Plan.

11.       Stock Based Benefit Plans   (Continued)

The fair value of each outstanding option is estimated on the date of the grant using the Black-Scholes option-pricing with the following weighted average assumptions; 1% dividend yield, 10 years expected life, 30.07% expected volatility and 3.53% risk free interest rate.  The majority of the options (49,885 shares) were granted in March 2004 and have fully vested.  The value of the 2008 option (2,805 shares) was considered immaterial and the 2009 option covering 11,974 shares had an approximate value of $50,000 under the Black-Scholes formula.

The expected volatility is based on historical volatility.  The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life is based on historical exercise experience.  The dividend yield assumption is based upon the Company’s history and expectation of dividend payouts.

A summary of the status of the Company’s stock options is presented below:

	Total Options
	Number of Shares	Average Exercise Price	Average Intrinsic Value
Outstanding-December 31, 2007	48,280	$15.375
Granted	2,805	$20.85
Outstanding-December 31, 2008	51,085	$15.68
Granted	11,974	$11.00
Outstanding-September 30, 2010 and December 31, 2009	63,059	$14.79	$220,707
Options exercisable at period end	51,797		$181,290

Information pertaining to options outstanding at September 30, 2010 is as follows:

	Options Outstanding
		Weighted	Weighted
		Average	Average
Range of	Number	Remaining	Exercise
Exercise Prices	Outstanding	Contractual Life	Price

$15.375	48,280	3 years	$15.375
$10.01 - $15.00	11,974	8 years	$11.00
$20.01 and above	2,805	7 years	$20.85

Outstanding at end of period	63,059	4.2 years	$14.79

11.      Stock Based Benefit Plans   (Continued)

As of September 30, 2010, there were 51,797 shares exercisable at a weighted average price of $14.79.  The exercise prices of those options were between $11.00 and $20.85.

		Weighted
	Number of	Grant Date Fair
	Shares	Value

Nonvested options, December 31, 2009	14,218	$12.87
Vested	(2,956)	$12.87
Nonvested options, September 30, 2010	11,262	$12.87

12.      Supplemental Retirement Benefit Agreement

The Bank has entered into supplemental retirement benefit agreements (the “Agreements”) with three key executives.  The Agreement provides for monthly retirement benefits in the amount of $5,000 per month for ten to fifteen years from the date they retire for the executive group as a whole.  As of September 30, 2010 and December 31, 2009, a liability (in thousands) of $333 and $289, respectively, was accrued for the Agreements.

13.      Earnings Per Share (EPS)

EPS is calculated based on average weighted common shares outstanding less ESOP shares not released and less treasury stock.  The number of shares used in the EPS computation at September 30, 2010 was 1,342,256 and at December 31, 2009 was 1,344,199.  The difference with the total shares issued is due to treasury stock and RRP shares.

14.      Insurance Agency

The Company sold the stock of WWI Agency in July 2009 and the insurance agency expiration list in July 2009.  The Company received (in thousands) $452 for the corporate stock of WWI and the insurance agency expiration list.  The Company recorded a gain (in thousands) of $70 on the sale.

15.      Plan of Conversion

On September 14, 2010, the Company announced that the Company, the Bank and Minden Mutual Holding Company had adopted a Plan of Conversion and Reorganization (the “Plan of Conversion”), which will result in the Company’s and the Bank’s reorganization from the two-tier mutual holding company structure to the stock holding company structure. Pursuant to the Plan of Conversion, (i) Minden Mutual Holding Company will convert to stock form and then merge with and into the Company, with the Company being the surviving entity, (ii) the Company will merge with and into a newly formed Louisiana corporation, Minden Bancorp, Inc. (the “New Holding Company”) with the New Holding Company being the survivor thereof, (iii) the shares of common stock of the Company held by persons other than Minden Mutual Holding Company will be converted into shares of common stock of the New Holding Company pursuant to an exchange ratio designed to preserve the percentage ownership interests of such persons, (iv) shares of common stock of the Company held by Minden Mutual Holding Company will be canceled,  (v) shares of the common stock of the Bank held by the Company shall be owned by the New Holding Company with the result that the Bank shall become the wholly owned subsidiary of the New Holding Company, and (vi) the New Holding Company will offer and sell shares of its common stock to depositors of the Bank and others in the manner and subject to the priorities set forth in the Plan of Conversion.

15.      Plan of Conversion (unaudited) (Continued)

In connection with the conversion, shares of the Company’s common stock currently owned by Minden Mutual Holding Company will be canceled and new shares of common stock, representing the approximate 58.6% ownership interest of Minden Mutual Holding Company, are being offered for sale by the New Holding Company. Concurrent with the completion of the offering, the Company’s existing public stockholders will receive a specified number of shares of the New Holding Company’s common stock for each share of the Company’s common stock they own at the date, based on an exchange ratio to ensure that they will own approximately the same percentage of the New Holding Company’s common stock as they owned of the Company’s common stock immediately prior to the conversion.

At the time of the conversion, liquidation accounts will be established for the benefit of certain depositors of the Bank by the New Holding Company and the Bank in an amount equal to the percentage ownership in the Company owned by Minden Mutual Holding Company multiplied by the Company’s stockholders’ equity as reflected in the latest statement of financial condition used in the final offering prospectus for the conversion plus the value of the net assets of Minden Mutual Holding Company as reflected in the latest statement of financial condition of Minden Mutual Holding Company prior to the effective date of the conversion. Neither the New Holding Company nor the Bank may declare or pay a cash dividend if the effect thereof would cause its equity to be reduced below either the amount required for the liquidation account or the regulatory capital requirements imposed by the Office of Thrift Supervision.

The transactions contemplated by the Plan of Conversion are subject to approval by the Company’s stockholders, depositors of the Bank, the Office of Thrift Supervision and the Louisiana Office of Financial Institutions. If the conversion is completed, conversion costs will be netted against the offering proceeds. If the conversion is terminated, such costs will be expensed. As of September 30, 2010, the Company had incurred approximately $189,312 of conversion costs.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Minden Bancorp, Inc., (“Minden Bancorp”) the existing mid-tier holding company for MBL Bank (the “Bank”) from December 31, 2009 to September 30, 2010 and on its results of operations during the third quarters of 2010 and 2009 and during the nine-month periods through September 30 in each year. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the financial statements and related notes appearing in Item 1.

To the extent that statements in this Form 10-Q relate to future plans, objectives, financial results or performance of the Company, these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by the use of the words “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties. Factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the risk factors described under the heading “Risk Factors” in the prospectus, dated November 9, 2010 (SEC File No. 333-169458, of Minden Bancorp, Inc. (the “Company”), the newly formed Louisiana corporation which will become the holding company for the Bank upon completion of the second-step conversion of Minden Mutual Holding Company (the “MHC”), the mutual holding company parent of Minden Bancorp. The Company was formed by Minden Bancorp in connection with the MHC’s second-step conversion and has not yet commenced operations. The Company's results of operations initially will be primarily dependent on the results of the Bank, which will be a wholly owned subsidiary upon completion of the second-step conversion. The financial statements that are presented herein are those of Minden Bancorp which is the current parent holding company of the Bank but which will be merged with and into the Company in connection with the second-step conversion.

Critical Accounting Policies

In reviewing and understanding financial information for Minden Bancorp, you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements included elsewhere in this document.  These policies are described in Note 1 of the notes to our consolidated financial statements.  The accounting and financial reporting policies of Minden Bancorp conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.  Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the periods presented.  The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported consolidated financial results.  These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged to expense.  Charges against the allowance for loan losses are made when management believes that the collectibility of loan principal is unlikely.  Subsequent recoveries are added to the allowance.  The allowance is an amount that management believes will cover known and inherent losses in the loan portfolio, based on evaluations of the collectibility of loans.  The evaluations take into consideration such factors as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans, and current economic conditions.  This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on impaired loans, value of collateral, estimated losses on our commercial and residential loan portfolios and general amounts for historical loss experience.  All of these estimates may be susceptible to significant change.

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance.  Historically, our estimates of the allowance for loan losses have not required significant adjustments from management’s initial estimates.  In addition, the Louisiana Office of Financial Institutions and the Office of Thrift Supervision, as an integral part of their examination processes, periodically review our allowance for loan losses.  The Louisiana Office of Financial Institution and the Office of Thrift Supervision may require the recognition of adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examinations.  To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

Income Taxes. We make estimates and judgments to calculate some of our tax liabilities and determine the recoverability of some of our deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenues and expenses.  We also estimate a deferred tax asset valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.  These estimates and judgments are inherently subjective.  Historically, our estimates and judgments to calculate our deferred tax accounts have not required significant revision to our initial estimates.

In evaluating our ability to recover deferred tax assets, we consider all available positive and negative evidence, including our past operating results, recent cumulative losses and our forecast of future taxable income.  In determining future taxable income, we make assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.  These assumptions require us to make judgments about our future taxable income and are consistent with the plans and estimates we use to manage our business.  Any reduction in estimated future taxable income may require us to record an additional valuation allowance against our deferred tax assets.  An increase in the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

Other than Temporary Impairment of Securities.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether or not we intend to sell or expect that it is more likely than not that we will be required to sell the security prior to an anticipated recovery in fair value.  Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings.  The amount of other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss).

Changes in Financial Condition at September 30, 2010 Compared to December 31, 2009

Total assets increased $4.2 million or 2.0% to $215.0 million at September 30, 2010 compared to $210.9 million at December 31, 2009 primarily due to a $10.5 million or 9.0% increase in loans receivable, net of allowance for loan losses, combined with a $3.1 million or 6.1% increase in investment securities available for sale, partially offset by a $9.0 million or 26.7% decrease in cash and cash equivalents. The decrease in cash and cash equivalents reflected management’s determination to continue to expand our loan portfolio and to a lesser extent, our investment portfolio. For the nine months ended September 30, 2010, we originated a total of $71.2 million of loans, including $21.2 million of single-family residential loans, $10.5 million of commercial real estate loans, $8.5 million of commercial business loans, $29.1 million of non-real estate consumer loans, and $1.9 million of land loans.  The modest growth of investment securities available for sale reflected management’s determination to invest a portion of our liquid assets in U.S. Government and agency obligations in order to enhance our yield.

Total liabilities increased slightly by $2.1 million or 1.1% to $191.1 million at September 30, 2010 as compared to $189.0 million at December 31, 2009 primarily due to a $1.9 million or 1.0% increase in deposits, reflecting normal deposit activity during the period.

Stockholders’ equity increased by $2.1 million or 9.5% to $24.0 million at September 30, 2010 as compared to $21.9 million at December 31, 2009. The increase was primarily due to the $1.6 million (net of $187,000 of dividends paid) increase in retained earnings due to our profitable operation during 2010 accompanied by a $458,000 increase in accumulated other comprehensive income reflecting an increase in unrealized gains related to our investment securities available for sale as a result of the improvement in the market since December 2009.

Non-performing assets, which consist of nonaccrual loans, accruing loans 90 days or more delinquent and real estate owned (which includes real estate acquired through, or in lieu of, foreclosure), increased by $31,000 to $985,000 or 0.46% of total assets at September 30, 2010 from $954,000 or 0.45% of total assets at December 31, 2009. This increase was primarily due to a $157,000 increase in accruing loans 90 days or more delinquent partially offset by a $91,000 decrease in nonaccrual loans an a $36,000 decrease in real estate owned. At September 30, 2010, the $985,000 of nonperforming assets consisted of $379,000 of accruing loans 90 days or more delinquent, $511,000 of nonaccrual loans (including three troubled debt restructurings, all of which were performing in accordance with their terms), and $94,000 in real estate owned, the substantial majority of which consisted of a single-family residential property. At September 30, 2010, the $511,000 of nonaccrual loans consisted primarily of single-family residential mortgage loans.  At September 30, 2010, we also had two troubled debt restructurings with an aggregate balance of $64,000.  Management continues to aggressively pursue the collection and resolution of all delinquent loans.

At both September 30, 2010 and December 31, 2009, the allowance for loan losses amounted to $1.0 million.  At September 30, 2010, the allowance for loan losses amounted to 113.5% of nonperforming loans and 0.79% of total loans receivable, as compared to 121.5% and 0.85%, respectively, at December 31, 2009.  The decrease in the ratio of the allowance for loan losses to total non-performing loans was primarily due to the increase in the amount of non-performing loans.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2010 and 2009

We recorded net income of $639,000 and $1.8 million for the three and nine months ended September 30, 2010 as compared to net losses of $1.4 million and $395,000 for the same periods in 2009. The losses incurred in the 2009 periods reflected the recognition of $2.8 million of impairment charges during the third quarter of 2009 related to our investment in a mutual fund which was initially purchased in 1993.

Net interest income for the three months ended September 30, 2010 increased $211,000 or 13.1% to $1.8 million as compared to $1.6 million the same period in 2009 while our net interest income increased $445,000 or 9.3% to $5.2 million for the nine months ended September 30, 2010 as compared to $4.8 million the same period in 2009.  The increase in net interest income in the 2010 periods reflected primarily the effects of the $156,000 and $507,000 decreases in total interest expense for the three and nine months ended September 30, 2010 as compared to the same periods in 2009 due to the significant decline in the average cost of interest-bearing liabilities between 2009 and 2010 reflecting the continued repricing downward of our deposit liabilities. For the three and nine month periods ended September 30, 2010, the average rates paid on interest-bearing liabilities were 1.10% and 1.18%, respectively, as compared to 1.66% and 1.78% for the comparable periods in 2009. Likewise, the yields on our net interest-earning assets also declined to 4.63%, respectively in the 2010 periods as compared to 5.05% and 5.14% for the comparable 2009 periods. However, such declines were partially offset by increases in the balances of our interest-earning assets in the 2010 periods compared to the same periods in 2009.  Our net interest margin improved slightly to 3.72% from 3.68% for the quarter ended September 30, 2010 compared to the same quarter in 2009 interim periods but declined for the nine months ended September 30, 2010 to 3.52% from 3.68% for the nine months ended September 30, 2009. The decline for the nine months ended September 30, 2010 reflected the greater downward adjustment in the yield earned on interest-earning assets during the period than experienced with respect to the decline in the average rate paid on interest-bearing liabilities during the same period, partially offset by an increase in the balance of our net interest-earning assets.

The provision for loan losses amounted to $30,000 and $90,000 for the three and nine months ended September 30, 2010 as compared to $15,000 and $45,000 for the same periods in 2009. The provisions increased in both of the 2010 periods as compared to the same periods in 2009 both as a result of the increased size of the loan portfolio as well as increases in the amounts of commercial real estate and commercial business loans.

Total non-interest income increased from a loss of $2.7 million and $2.2 million for the three and nine months ended September 30, 2009, respectively, to income of $226,000 and $594,000 for the comparable periods in 2010.  The losses incurred in the 2009 periods were attributable to the previously discussed $2.8 million impairment charge recognized on our investment in a mutual fund. In addition, the 2010 periods reflected modest increases in customer service fees as we continued to emphasize the development of relationship banking.

Non-interest expense increased slightly by $11,000 or 1.1% to $1.1 million for the three months ended September 30, 2010 as compared to the same period in 2010 but decreased by $137,000 or 4.3% for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The increase for the third quarter of 2010 reflected primarily the effect of a $43,000 increase in other general and administrative expense partially offset by decreases in salaries and benefit expense and deposit insurance premiums. The decrease in non-interest expense for nine months ended September 30, 2010 reflected the implementation of expense management strategies which have been successful in reducing our expenses in most of the operational areas over which we have control.

We incurred income tax expense of $329,000 and $905,000 for the three and nine months ended September 30, 2010 as compared to experiencing tax benefits of $713,000 and 263,000 for the comparable periods in 2009.  The tax benefits recognized in the 2009 periods resulted from the $2.8 million impairment charge which resulted in our incurring pre-tax losses for both the three and the nine months ended September 30, 2009. Our effective tax rates were 34.0% for both the three and nine months ended September 30, 2010 and (39.5%) and (39.4%) for the same periods in 2009.

Average Balances, Net Interest Income, Yields Earned and Rates Paid.

The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin.  Tax-exempt income and yields have not been adjusted to a tax-equivalent basis. All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be.

		Three Months Ended September 30,
		2010			2009
	Yield/Rate At September 30, 2010	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Loans receivable(1)	6.01%	$125,826	$1,981	6.30%	$118,253	$1,934	6.54%
Investment securities	2.07	50,582	273	2.16	37,099	272	2.93
Other interest-earning assets	0.24	19,617	15	0.31	20,059	8	.16
Total interest-earning assets	4.34%	196,025	2,269	4.63%	175,411	2,214	5.05%
Non-interest-earning assets		10,772			10,759
Total assets		206,797			186,170
Interest-bearing liabilities:
Savings, NOW and money market accounts	0.50	86,615	118	0.54	70,488	149	0.85
Certificates of deposit	1.80	75,215	327	1.74	74,672	452	2.02
Total deposits	1.10	161,830	445	1.10	145,160	601	1.66
Other borrowings	--	--	--	--	--	--	--
Total interest-bearing liabilities	1.10%	161,830	445	1.10%	145,160	601	1.66%
Non-interest-bearing liabilities		21,445			19,528
Total liabilities		183,275			164,688
Stockholders’ equity(2)		23,522			21,482
Total liabilities and stockholders’ equity(1)		$206,797			$186,170
Net interest-earning assets		$34,195			$30,251
Net interest income; average interest rate spread	3.24%		$1,824	3.53%		$1,613	3.39%
Net interest margin(3)				3.72%			3.68%
Average interest-earning assets to average interest-bearing liabilities				121.13%			120.84%

(1)	Includes loans held for sale for the 2010 period.
(2)	Includes retained earnings and other comprehensive income (loss).
(3)	Equals net interest income divided by average interest-earning assets.

	Nine Months Ended September 30,
	2010			2009
	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Loans receivable(1)	$123,296	$5,755	6.22%	$116,795	$5,692	6.50%
Investment securities	54,840	837	2.04	45,126	985	2.91
Other interest-earning assets	20,159	41	0.27	11,749	18	0.20
Total interest-earning assets	198,295	6,633	4.46%	173,670	6,695	5.14%
Non-interest-earning assets	11,723			11,413
Total assets	210,018			185,083
Interest-bearing liabilities:
Savings, NOW and money market accounts	81,804	338	0.55	70,721	456	0.86
Certificates of deposit	76,061	1,053	1.85	71,841	1,442	2.68
Total deposits	157,865	1,391	1.18	142,562	1,898	1.78
Other borrowings	--	--	--	--	--	--
Total interest-bearing liabilities	157,865	1,391	1.18%	142,562	1,898	1.78%
Non-interest-bearing liabilities	29,591			21,613
Total liabilities	187,456			164,175
Stockholders’ equity(2)	22,562			20,908
Total liabilities and stockholders’ equity(1)	$210,018			$185,083
Net interest-earning assets	$40,430			$31,108
Net interest income; average interest rate spread		$5,242	3.28%		$4,797	3.36%
Net interest margin(3)			3.52%			3.68%
Average interest-earning assets to average interest-bearing liabilities			125.61%			121.82%

(1)	Includes loans held for sale for the 2010 period.
(2)	Includes retained earnings and other comprehensive income (loss).
(3)	Equals net interest income divided by average interest-earning assets.

Liquidity and Capital Resources

We maintain levels of liquid assets deemed adequate by management. We adjust our liquidity levels to fund deposit outflows, repay our borrowings and to fund loan commitments.  We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  We set the interest rates on our deposits to maintain a desired level of total deposits.  In addition, we invest excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements.  Our deposit accounts with the Federal Home Loan Bank of Dallas amounted to $399,000 and $774,000 at September 30, 2010 and December 31, 2009, respectively.

A significant portion of our liquidity consists of securities classified as available-for-sale and cash and cash equivalents.  Our primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts.  If we require funds beyond our ability to generate them internally, we have borrowing agreements with the Federal Home Loan Bank of Dallas which provide an additional source of funds.  At September 30, 2010, we did not have any advances from the Federal Home Loan Bank of Dallas and had $56.7 million in borrowing capacity.

At September 30, 2010, we had outstanding commitments to originate loans totaling $16.0 million. At September 30, 2010, certificates of deposit scheduled to mature in less than one year, totaled $65.5 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal, in a rising interest rate environment.  We intend to utilize our high levels of liquidity to fund our lending activities.  If additional funds are required to fund lending activities, we intend to sell our securities classified as available-for-sale as needed.

The Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively.  At September 30, 2010, the Bank exceeded each of its capital requirements with ratios of 10.47%, 10.47% and 21.30%, respectively, and was deemed “well-capitalized” for regulatory capital purposes.

Impact of Inflation and Changing Prices

    The consolidated financial statements and related financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation.  Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature.  As a result, interest rates generally have a more significant impact on a financial institution’s performance than does the effect of inflation.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4 – Controls and Procedures.

Our management evaluated, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings.

There are no matters required to be reported under this item.

Item 1A – Risk Factors.

Not applicable.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

Item 3 – Defaults Upon Senior Securities.

There are no matters required to be reported under this item.

Item 4 – (Removed and Reserved).

Item 5 – Other Information.

There are no matters required to be reported under this item.

Item 6 – Exhibits.

List of exhibits: (filed herewith unless otherwise noted)

No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINDEN BANCORP, INC.

Date: December 22, 2010	By:	/s/ Jack E. Byrd, Jr.
Jack E. Byrd, Jr.
President and Chief Executive Officer

Date: December 22, 2010	By:	/s/ Becky T. Harrell
Becky T. Harrell
Chief Financial Officer