Form 10-K
period 2010-12-31
MINDEN BANCORP, INC.
filed 2011-03-31
CIK 1501331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2010

or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______

Commission File Number: 000-54234

MINDEN BANCORP, INC.
(Exact name of Registrant as specified in its charter)
Louisiana	90-0610674
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

100 MBL Bank Drive, Minden, Louisiana	71055
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:    (318) 371-4156

Securities registered pursuant to Section 12(b) of the Act:  none
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	YES ☐ NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.                                                                                                 YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months

(or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	YES ☐ NO ☒

As of June 30, 2010, the aggregate value of the 362,228 shares of Common Stock of Minden Bancorp, Inc., a federally chartered mid-tier holding company (“Predecessor”) and the predecessor to the Registrant issued and outstanding on such date, which excludes 800,112 shares held by the Registrant’s mutual holding company, Minden Mutual Holding Company, and 202,976 shares held by all directors and officers of the Registrant and the Registrant’s Employee Stock Ownership Plan (“ESOP”) as a group was approximately $5.2 million.  This figure is based on closing price of $14.25 per share of the Predecessor’s Common Stock on June 30, 2010.  Although directors and officers and the ESOP were assumed to be “affiliates” of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of common stock outstanding as of March 15, 2011: 2,382,137

DOCUMENTS INCORPORATED BY REFERENCE
None

MINDEN BANCORP, INC.
2010 ANNUAL REPORT ON FORM 10-K

i

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward looking statements (as defined in the Securities Exchange Act of 1934 and the regulations thereunder).  Forward looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Minden Bancorp, Inc. (“Minden Bancorp”) and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward looking statements may be identified by the use of such words as: “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or words of similar meaning, or future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly.” Forward looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumption, many of which are difficult to predict and generally are beyond the control of Minden Bancorp. and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values; (2) the levels of non-interest income and expense and the amount of loan losses; (3) competitive pressure among depository institutions increasing significantly; (4) changes in the interest rate environment causing reduced interest margins; (5) general economic conditions, either nationally or in the markets in which Minden Bancorp is or will be doing business, being less favorable than expected;(6) political and social unrest, including acts of war or terrorism; or (7) legislation or changes in regulatory requirements adversely affecting the business in which Minden Bancorp will be engaged. Minden Bancorp undertakes no obligation to update these forward looking statements to reflect events or circumstances that occur after the date on which such statements were made.

As used in this report, unless the context otherwise requires, the terms “we,” “our,” “us,” or “Minden Bancorp,” refer to Minden Bancorp, a Louisiana corporation, and the term the “MBL Bank” refers to MBL Bank, a Louisiana-chartered building and loan association and wholly owned subsidiary of Minden Bancorp.  In addition, unless the context otherwise requires, references to the operations of Minden Bancorp include the operations of MBL Bank.

PART I

Item 1.  Business.

BUSINESS

General

Minden Bancorp, Inc. (“Minden Bancorp”) is a Louisiana corporation and a savings and loan holding company which owns 100% of the capital stock of MBL Bank, which is a Louisiana-chartered community oriented building and loan association headquartered in Minden, Louisiana.  On January 4, 2011, the “second-step” conversion of MBL Bank from the mutual holding company structure to the stock holding company structure pursuant to a Plan of Conversion and Reorganization was completed.  Upon completion of the conversion and reorganization, Minden Bancorp became the holding company for MBL Bank and owns all of the issued and outstanding shares of MBL Bank’s common stock.  In connection with the conversion and reorganization, 1,394,316 shares of common stock, par value $0.01 per share, of Minden Bancorp were sold in subscription and community offerings to certain depositors of MBL Bank and other investors for $10.00 per share, or $13.9 million in the aggregate, and 984,889 shares of common stock were issued in exchange for the outstanding shares of common stock of the federally chartered mid-tier holding company for MBL Bank, which also was known as Minden Bancorp, Inc. (“old Minden Bancorp”), held by the “public” shareholders of old Minden Bancorp (all shareholders except Minden Mutual Holding Company).  Each share of common stock of old Minden Bancorp was converted into the right to receive 1.7427 shares of common stock of Minden Bancorp in the conversion and reorganization.

Minden Bancorp is the successor to old Minden Bancorp and references to Minden Bancorp include references to old Minden Bancorp where applicable.

MBL Bank operates a total of two banking offices located in Webster Parish, in northwest Louisiana.  Our primary business consists of attracting deposits from the general public and using those funds, to originate loans to our customers and invest in securities such as U.S. Government and agency securities, mortgage-backed securities and municipal obligations.  At December 31, 2010, we had total assets of $247.8 million, total deposits of $212.1 million and stockholders’ equity of $24.1 million.

Historically, MBL Bank has been a traditional savings institution with an emphasis on originating longer term single-family residential first mortgage loans and, to a significantly lesser extent, consumer loans such as automobile and recreational vehicle loans.  As part of implementing our business strategy, beginning in 2001 we started to diversify the loan products we offered and increased our efforts to originate higher yielding commercial real estate, commercial business and land loans.  Our focus on land loans was to originate commercial purpose loans secured by income producing properties such as timber land or agricultural properties and not loans for the acquisition of raw land for development. In connection with the strategic determination to transform itself to a community bank, MBL Bank hired senior management with significant commercial lending experience in our market area.  Commercial real estate and commercial business loans as well as land loans were deemed attractive due to their generally higher yields and shorter anticipated lives compared to single-family residential mortgage loans. As of December 31, 2010, commercial business and commercial real estate loans totaled $39.3 million or 30.2% of the total loan portfolio with land loans, most of which are secured by income producing properties, accounting for an additional $11.5 million or 8.8% of the total loan portfolio.

Minden Bancorp as a registered savings and loan holding company is subject to supervision and regulation by the Office of Thrift Supervision. MBL Bank is subject to regulation by the Louisiana Office of Financial Institutions, as its chartering authority, and by the Office of Thrift Supervision as well as by the Federal Deposit Insurance Corporation, which insures MBL Bank’s deposits up to applicable legal limits.

Minden Bancorp’s only business activities are to hold all of the outstanding common stock of MBL Bank.  Minden Bancorp is authorized to pursue other business activities permitted by applicable laws and regulations for savings and loan holding companies, which may include the issuance of additional shares of common stock to raise capital or to support mergers or acquisitions and borrowing funds for reinvestment in MBL Bank.

Minden Bancorp does not own or lease any property, but instead uses the premises, equipment and furniture of MBL Bank.  At the present time, Minden Bancorp employs only persons who are officers of MBL Bank to serve as officers of Minden Bancorp and may also use the support staff of MBL Bank from time to time.  These persons are not separately compensated by Minden Bancorp.

Market Area and Competition

Minden Bancorp is headquartered in Minden, Louisiana and conducts its business through main office and an additional branch office both of which are located in Webster Parish, Louisiana.  The primary market areas we serve are Webster Parish and the contiguous parishes of Claiborne and Bienville as well as the Shreveport-Bossier City-Minden Combined Statistical Area which consists of Webster, Caddo, DeSoto and Bossier Parishes.  At June 30, 2010, the most recent date for which data is available, MBL Bank had a deposit market share of 26.1% for Webster Parish as a whole and 34.8% for Minden only, resulting in it having the second largest deposit market share in the parish and the largest deposit share in Minden.  The economy in our primary market area is fairly diversified with healthcare, retail trade, manufacturing, construction and government constituting the primary basis of the economy. The largest employer in Webster Parish is the Webster Parish School Board.

The population of Webster Parish was estimated at 41,000 in 2010. The population growth rate for Webster Parish has decreased slightly since 1990. The population is projected to decline an additional 1.1% for the period of 2010 through 2015 as compared to an estimated growth rate of 3.7% and 3.9% for Louisiana and the United States.  The median household income for Webster Parish at $31,000 in 2010 is below Louisiana and national averages and is projected to lag behind both Louisiana as a whole and the United States.  In December 2010, the unemployment rate for Webster Parish was approximately 7.9% as compared to 8.0% for Louisiana and 9.0% for the United States.

We face strong competition, both in attracting deposits and making real estate and commercial loans. Our most direct competition for deposits has historically come from commercial banks, credit unions and other savings institutions located in our market area. This includes many large regional financial institutions which have greater financial and marketing resources available to them. In addition, we face significant competition for investors’ funds from short-term money market securities, mutual funds and other corporate and government securities.  We do not rely upon any individual group or entity for a material portion of our deposits. Our ability to attract and retain core deposits depends on our ability to provide a competitive rate of return, liquidity, and service convenience comparable to those offered by competing investment opportunities. Management remains focused on attracting core deposits through our branch network, business development efforts and commercial business relationships.

Our competition for real estate loans comes principally from mortgage banking companies, commercial banks, other savings institutions and credit unions. We compete for loan originations primarily through the interest rates and loan fees we charge, and the efficiency and quality of services we provide borrowers.  Factors which affect competition include general and local economic conditions, current interest rate levels and volatility in the mortgage markets. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

Lending Activities

General.  At December 31, 2010, Minden Bancorp’s total portfolio of loans receivable amounted to $130.0 million, or 52.5%, of the $247.8 million of total assets at such time.  Minden Bancorp traditionally concentrated its lending activities on first mortgage loans secured by residential property. Such loans amounted to $56.3 million or 43.3% of the total loan portfolio at December 31, 2010.  We do not originate and have not originated single-family residential loans that are considered “sub prime,” “Alt-A”, “no-doc” or “low doc” loans due to credit scores of borrowers being lower than specified thresholds or due to reduced loan document requirements.  For the past several years, Minden Bancorp has emphasized the origination of commercial real estate and commercial business loans as well as land loans.  Consistent with such approach, commercial real estate, commercial business and land loans amounted to $27.1 million or 20.9%, $12.2 million or 9.4% and $11.5 million or 8.8%, respectively, of the total loan portfolio at December 31, 2010. While Minden Bancorp intends to continue to originate single-family residential loans, it will continue its emphasis on commercial real estate, commercial business and land loans as part of its systematic and orderly transformation to a community bank. In addition, as part of its intent to be a full service community bank, it will continue to offer a variety of other loan products including construction and consumer loans.

The types of loans that we may originate are subject to federal and state laws and regulations. Interest rates charged on loans are affected principally by the demand for such loans and the supply of money available for lending purposes and the rates offered by our competitors. These factors are, in turn, affected by general and economic conditions, the monetary policy of the federal government, including the Board of Governors of the Federal Reserve System (“Federal Reserve Board”), legislative and tax policies, and governmental budgetary matters.

We generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities.  In addition, upon application the Office of Thrift Supervision permits a savings institution to lend up to an additional 15% of unimpaired capital and surplus to one borrower to develop domestic residential housing units.  At December 31, 2010, our regulatory limit on loans-to-one borrower was approximately $3.7 million (and $6.1 million when fully secured by readily marketable securities) and at such date our five largest loans or groups of loans-to-one borrower, including related entities, aggregated $3.0 million, $2.9 million, $2.5 million, $2.4 million and $2.4 million. Each of our five largest loans or groups of loans was performing in accordance with its terms at December 31, 2010. The largest loan relationship consisted of a loan that is secured by deposits and guaranties. The second largest relationship consisted of two loans totaling $2.9 million secured by two commercial real estate properties.  The third largest loan relationship consisted of a loan totaling $2.5 million that was fully secured by deposits. The fourth largest loan relationship consisted of five loans with an aggregate principal balance of $2.4 million with commercial real estate providing the substantial majority of the collateral for the loans. The fifth relationship, also aggregating $2.4 million, was secured in large part by income producing properties (timberland) as well as by guarantees.

Loan Portfolio Composition.  The following table sets forth the composition of MBL Bank’s loan portfolio by type of loan at the dates indicated.

	2010		2009		2008		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Real estate loans:
One- to four-family residential(1)	$56,281	43.30%	$54,364	45.70%	$51,191	45.11%	$43,166	47.29%	$40,576	50.78%
Commercial real estate	27,131	20.87	17,946	15.09	15,493	13.65	9,347	10.24	9,594	12.01
Land	11,473	8.83	10,929	9.19	8,824	7.78	5,972	6.54	3,554	4.49
Construction	4,464	3.43	4,129	3.47	3,262	2.88	7,190	7.88	7,393	9.25
Total real estate loans	99,349	76.43	87,368	73.45	78,770	69.42	65,675	71.95	61,152	76.53
Consumer loans:
Consumer loans(2)	12,156	9.35	12,688	10.67	11,055	9.74	8,975	9.83	6,731	8.43
Loans secured by deposits	6,300	4.85	8,706	7.32	11,489	10.12	2,593	2.84	1,409	1.76
Commercial business	12,177	9.37	10,190	8.56	12,163	10.72	14,043	15.38	10,610	13.28
Total loans	129,982	100.00%	118,952	100.00%	113,478	100.00%	91,286	100.00%	79,902	100.00%
Less:
Allowance for loan losses	1,286		1,001		1,000		936		901
Loans in process	1,506		887		1,164		1,379		4,038
Net loans	$127,190		$117,064		$111,313		$88,971		$74,963

(1)
At December 31, 2010, MBL Bank had $219,000 of loans held for sale.  At December 31, 2010, includes a small amount of lines of credit for business purposes secured by residential properties.  At December 31, 2010, such loans aggregated $2.6 million.

(2)
Consumer loans include automobile, boat, recreational vehicle, equipment and lease loans. At December 31, 2010, the primary components were $9.2 million of automobile, boat and recreational vehicle loans and $1.9 million of equipment loans.

Contractual Terms to Final Maturities.  The following table shows the scheduled contractual maturities of our loans as of December 31, 2010, before giving effect to the allowance for loan losses.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  The amounts shown below do not take into account loan prepayments.

	At December 31, 2010

	One- to Four-Family Residential	Commercial Real Estate	Land	Construction(1)	Consumer	Deposit	Commercial Business Loans	Total
	(In thousands)
Amounts due after December 31, 2010 in:
One year or less	$7,343	$12,531	$5,432	$4,108	$2,026	$2,534	$6,922	$40,896
After one year through two years	4,178	2,046	2,317	356	2,362	3,591	976	15,826
After two years through three years	4,743	3,709	2,378	--	3,358	136	1,291	15,615
After three years through five years	11,627	7,292	1,166	--	3,734	39	2,988	26,846
After five years through ten years	8,570	1,435	131	--	588	--	--	10,724
After ten years through 15 years	11,383	118	49	--	88	--	--	11,638
After 15 years	8,437	--	--	--	--	--	--	8,437
Total	$56,281	$27,131	$11,473	$4,464	$12,156	$6,300	$12,177	$129,982

(1) Does not include loans in process.

Scheduled contractual amortization of loans does not reflect the expected term of the loan portfolio.  The average life of loans is substantially less than their contractual terms because of prepayments and due-on-sale clauses, which gives Minden Bancorp the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid.  The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are lower than current mortgage loan rates (due to refinancings of adjustable-rate and fixed-rate loans at lower rates).  Under the latter circumstance, the weighted average yield on the loan portfolio decreases as higher yielding loans are repaid or refinanced at lower rates.

The following table shows the dollar amount of our loans at December 31, 2010, due after December 31, 2011 as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or Adjustable-Rate	Total at
	Fixed-Rate		December 31, 2010
	(In thousands)
One- to four-family residential	$47,070	$9,211	$56,281
Commercial real estate	12,939	14,192	27,131
Land	3,207	8,266	11,473
Construction	4,040	424	4,464
Consumer	9,950	2,206	12,156
Consumer secured by deposits	6,060	240	6,300
Commercial business	1,729	10,448	12,177
Total	$84,995	$44,987	$129,982

Origination, Purchase and Sale of Loans.  Our lending activities are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the board of directors and management.  Loan originations are obtained by a variety of sources, including referrals from real estate brokers, builders, existing customers, advertising, walk-in and referrals from existing customers.  Written loan applications are taken by one of our loan officers.  The loan officer also supervises the procurement of credit reports, appraisals and other documentation involved with a loan.  As a matter of practice, we obtain independent outside appraisals on substantially all of our loans although we may prepare an in-house valuation depending on the characteristics of the loan and the profile of the borrower.  Our loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan and the value of the property that will secure the loan.

Commencing in 2010, we have originated and sold substantially all of our longer term (15 years or longer) fixed-rate conforming mortgages to a mortgage-banking company. For the year ended December 31, 2010, we originated and sold $5.0 million of one- to four-family residential loans. Loans are sold with servicing released and with limited recourse in the event that fraud in the sale exists. Such sales are affected in order to reduce proportion of the loan portfolio comprised of longer term fixed-rate residential mortgages so as to reduce our interest rate risk. We will continue to sell loans in the future to the extent we believe the interest rate environment is unfavorable and interest rate risk is unacceptable.

Although we have rarely purchased loans or loan participations in the past, we will continue to evaluate the opportunity to purchase loans or loan participations in the future. However, consistent with our past practice, we would expect such loans to be secured by property located in our market area.

The following table shows our total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Loan originations:
One- to four-family residential	$21,412	$21,141	$24,193
Commercial real estate	19,232	10,399	10,959
Land	6,229	3,859	6,307
Construction	6,320	8,710	5,455
Consumer	31,654	13,115	31,624
Commercial business	9,612	14,427	17,194
Total loan originations	94,459	71,651	95,732
Loans purchased	--	--	--
Loans sold	4,998	--	--
Loan principal repayments	78,384	64,012	71,226
Total loans sold and principal repayments	83,382	64,012	71,226
Decrease due to other items, net(1)	(951)	(1,888)	(2,164)
Net increase in total loans	$10,126	$5,751	$22,342

(1)	Other items consist of loans in process, deferred fees and the allowance for loan losses.

Although federal laws and regulations permit savings institutions to originate and purchase loans secured by real estate located throughout the United States, we concentrate our lending activity in our primary market area in Webster Parish, Louisiana and the surrounding area.  Subject to our loans-to-one borrower limitation, we are permitted to invest without limitation in residential mortgage loans and up to 400% of our capital in loans secured by non-residential or commercial real estate.  We also may invest in secured and unsecured consumer loans in an amount not exceeding 35% of total assets.  This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property.  In addition, we may invest up to 10% of our total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes.  At December 31, 2010, we were within each of the above lending limits.

The board of directors has granted certain loan approval authority to individual officers and to an officer loan committee as well as to the loan committee of the board. Our two loan officers have individual loan authority to approve secured loans of any type in amounts up to $100,000 and $50,000, respectively, and unsecured up to $25,000 and $10,000, respectively. Our Senior Vice President in charge of lending has authority to approve secured and unsecured loans in amounts up to $200,000 and $50,000, respectively, while the President and Chief Executive Officer can individually approve secured and unsecured loans up to $500,000 and $250,000, respectively.  The officers’ loan committee comprised of the President and Chief Executive Officer and the Senior Vice President in charge of lending can approve secured loans up to $1.0 million while the loan committee of the board can approve loans up to the regulatory limit. In some cases, depending on the size and complexity of the proposed extension of credit, loans may be presented to the full board for its review and approval.

Single-Family Residential Real Estate Loans.  Historically we concentrated our lending activities on the origination of loans secured primarily by first mortgage liens on existing single-family residences and we intend to continue to originate permanent loans secured by first mortgage liens on single-family residential properties in the future.  At December 31, 2010, $56.3 million or 43.3% of our total loan portfolio consisted of single-family residential real estate loans.  At December 31, 2010, $47.1 million or 83.6% of our single-family residential real estate loans had fixed rates of interest. However, of such amount, $15.6 million consisted of loans structured to provide for a balloon payment after three or five years at which time the principal balance outstanding was due and payable or had terms of 15 years or less at the date origination.

We have continued to originate a fixed-rate mortgage loans with terms up to 30 years. Beginning in 2010, the majority of our fixed-rate loans with terms of over 15 years are originated pursuant to a commitment to sell such loans to a correspondent mortgage banking institution.  Fixed-rate loans with terms of 15 years or less are generally originated for portfolio. Our loans for portfolio are typically structured to provide for balloon payment with payments due at three or five years with a 15 to 30 year amortization schedule. We will also originate fixed-rate loans with terms of 15 years or less. At December 31, 2010, 27.8% of our single-family loans were structured as balloon loans.  We currently do not offer single-family residential loans with adjustable rates due to limited customer interest in such product in the current low interest environment.

We are permitted to lend up to 100% of the appraised value of the real property securing a residential loan; however, if the amount of a residential loan originated or refinanced exceeds 90% of the appraised value, we are required by federal regulations to obtain private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the security property.  Pursuant to underwriting guidelines adopted by our board of directors, we may lend up to an 90% loan-to-value ratio without private mortgage insurance unless it is determined that additional collateral in the form of private mortgage insurance or other acceptable collateral is needed.  We may lend up to a 100% loan-to-value ratio on owner-occupied residential property as long as additional collateral in the form of private mortgage insurance is obtained. These loans are amortized on a monthly basis with principal interest due each month and generally include “due on sale” clauses.

We offer home equity loans.  We do not require that we hold the first mortgage on the secured property; however, the balance on all mortgages on the secured property cannot exceed 80% of the value of the secured property.  At December 31, 2010, home equity loans amounted to approximately $1.9 million and are included in single-family loans. We also have a small amount of revolving lines of credit secured by either first or second mortgages on residential properties. At December 31, 2010, such loans totaled approximately $2.6 million.

Commercial Real Estate Loans.  We originate loans for the acquisition and refinancing of existing commercial real estate properties.  At December 31, 2010, $27.1 million or 20.9% of the loan portfolio consisted of loans secured by existing commercial real estate properties.  Our holdings of commercial real estate loans have increased steadily over the past five years.  Such increase was due to our strategy to increase such lending due to the higher average yields and shorter terms to maturity provided by commercial real estate loans compared to single-family residential mortgage loans.  We intend to continue to emphasize commercial real estate lending.

The majority of commercial real estate loans are primarily secured by owner-occupied small office buildings, small retail establishments, restaurants, hotels, churches and other facilities.  These types of properties constitute the majority of our commercial real estate loan portfolio.  The substantial majority of the commercial real estate loan portfolio at December 31, 2010 was secured by properties located in our primary market area.  The five largest commercial real estate loan relationships or loan balances outstanding to one borrower at December  31, 2010 amounted to $2.9 million, $2.4 million, $1.9 million, $1.9 million and $1.9 million, respectively, all of which were performing in accordance with their terms and were current at such date.

Commercial real estate mortgage loans are typically made with 15 to 20 years amortization schedules and balloon payment provisions ranging from three to five years.  We will originate these loans either with fixed interest rates or with interest rates which adjust in accordance with a designated index, generally either the Wall Street Journal prime rate or the MBL Bank prime rate plus margin.  Loan to value ratios on commercial real estate loans are typically limited to 80% of appraised value at the time the loan is granted.  As part of the criteria for underwriting commercial real estate we generally impose a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of not less than 1.2.  It is also our general policy to obtain in substantially all cases corporate or personal guarantees, as applicable, on its commercial real estate loans from the principals of the borrower.  The average individual loan balance of our commercial real estate loans was approximately $190,000 at December 31, 2010.

Commercial real estate lending entails significant additional risks as compared with single-family residential property lending.  Such loans typically involve large loan balances to single borrowers or groups of related borrowers.  The payment experience on such loans is typically dependent on the successful operation of the real estate project.  The success of such projects is sensitive to changes in supply and demand conditions in the market for commercial real estate as well as economic conditions generally.  At December 31, 2010, we had no non-performing commercial real estate loans.

Commercial Business Loans.  We offer a full range of commercial loan products to small business customers in our primary marketing area.  These loans generally have shorter terms and higher interest rates as compared to mortgage loans.  Such loans amounted to $12.2 million or 9.4% of our total loan portfolio at December 31, 2010 and were primarily secured by inventories, accounts receivable and other business assets. If the loans are secured by deposits, they are classified as consumer loans. Our commercial business loans generally have terms of two years or less and bear adjustable rates tied to the Wall Street Journal or MBL Bank prime rate plus a margin. In addition, we generally require personal guarantees from the principals involved.

Although commercial business loans generally are considered to involve greater credit risk than other certain types of loans, management intends to continue to emphasize the origination commercial business loans to small and medium sized businesses located in MBL Bank’s primary market area.  At December 31, 2010, we had no non-performing commercial business loans.

Land Loans. We also originate land loans which are secured primarily by income producing properties, such as land utilized for growing timber or agricultural properties. Such loans are often used to finance the day-to-day operations of agricultural production or timber operations and substantially lower risks are involved in these loans than the typical land loan which often consists of a loan to acquire land for development.  Only a small percentage of the land loans are for acquisition of residential property and none for commercial properties. Our land loans typically are three-to-five year balloon loans with 10 year amortization schedules. At December 31, 2010, we had $11.5 million or 8.8% of the total loan portfolio invested in land loans with the average balance of individual land loans amounting to approximately $81,000 at such date.

Consumer Loans.  We offer consumer loans, consisting primarily of loans secured by automobile loans, boat loans, recreation vehicle loans and equipment loans, in order to provide a full range of financial services to our customers and because such loans generally have shorter terms and higher interest rates than mortgage loans. In addition, a substantial portion of our consumer loans consist of loans secured by deposits.  Consumer loans amounted to $12.2 million or 9.4% of the total loan portfolio at December 31, 2010.

Loans secured by deposit accounts amounted to $6.3 million or 4.9% of the total loan portfolio at December 31, 2010.  A significant portion of such loans related to commercial business lines of credit in which the borrower has pledged deposit accounts at MBL Bank which fully secure the loans. Under the terms of the loans, any advance drawn on the line must be secured dollar for dollar by funds in a pledged account. At December 31, 2010, approximately $3.1 million of the loans secured by deposits related to commercial business lines of credit.

We also offer loans for automobiles, primarily used, boats and recreational vehicles, unsecured and other. Such loans typically have terms of no more than 60 months, bear fixed rates and a maximum loan-to-value ratio of 80%. At December 31, 2010, automobile, boat and recreational vehicle loans amounted to $9.2 million, or 7.1% of our total loan portfolio.

Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral.  In addition, consumer lending collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely effected by job loss, divorce, illness and personal bankruptcy.  In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying collateral.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower.  We believe that the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans and that consumer loans are important to its efforts to provide a full range of services to its customers.  At December 31, 2010, there were 21 non-performing consumer loans totaling $137,000.

Construction Loans.   We also originate residential construction loans, and to a limited degree, commercial construction as well as land acquisition and development loans. Our construction lending activities generally are limited to our primary market area.  At December 31, 2010, construction loans amounted to $4.5 million or 3.4% of the total loan portfolio.  Of this amount, approximately $140,000 or 3.1% of the construction loans consisted of speculative construction loans.

Our residential construction loans are primarily made to individuals to finance the construction of residential dwellings or to local real estate builders and developers for the purpose of constructing pre-sold single-family homes.  Upon successful application, credit review and analysis of personal and corporate financial statements, we will grant local builders loans allowing them to build generally one and occasionally two speculative homes or model homes.  Generally, Minden Bancorp makes payments under the stage of completion method.  Prior to making payment, Minden Bancorp inspects all construction sites and verifies that the work being submitted for payments has been performed.

Our construction loans generally have maturities of 6 to 12 months, with payments being made monthly on an interest-only basis.  These interest payments are generally paid monthly out of an interest reserve, which is established in connection with the origination of the loan.  Generally, such loans adjust monthly based on the Wall Street Journal or MBL Bank prime rate plus a margin. Residential real estate construction loans are generally made with maximum loan to value ratios of 80% on an as completed basis. Our largest construction loan is a $413,000 loan to construct a building for retail use.   We have committed to extend the permanent financing upon completion of construction. At December 31, 2010, the average individual construction loan balance was approximately $156,000.

Construction lending is generally considered to involve a higher level of risk as compared to single-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on developers and builders.  Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost (including interest) of the project.  The nature of these loans is such that they are generally more difficult to evaluate and monitor. In addition, speculative construction loans to a builder are not pre-sold and thus pose a greater potential risk to Minden Bancorp than construction loans to individuals on their personal residences.

We have attempted to minimize the foregoing risks by, among other things, limiting most of our construction loans to loans for pre-sold residences and adopting underwriting guidelines which impose stringent loan-to-value, debt service and other requirements for loans which are believed to involve higher elements of credit risk, by generally limiting the geographic area in which we will do business and by working with builders with which we have established relationships.  At December 31, 2010, we had no non-performing construction loans.

Loan Fee Income.  In addition to interest earned on loans, we receive income from fees in connection with loan originations, loan modifications, late payments, prepayments and for miscellaneous services related to our loans.  Income from these activities varies from period to period with the volume and type of loans made and competitive conditions. We charge loan origination fees.  Loan origination and commitment fees and all incremental direct loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are amortized in the same manner.

Asset Quality

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual.  When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income.  We do not accrue interest on real estate loans past due 90 days or more unless, in the opinion of management, the value of the property securing the loan exceeds the outstanding balance of the loan (principal, interest and escrows) and collection is probable.

Real estate acquired by Minden Bancorp as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate until sold and is initially recorded at the lower of cost to acquire or fair value at the date of acquisition.   After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their fair value.

Under accounting principles generally accepted in the United States of America, we are required to account for certain loan modifications or restructurings as “troubled debt restructurings.”  In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if we, for economic or legal reasons related to the borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider.  Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in non-accrual loans.  At December 31, 2010, we had nine loans classified as troubled debt restructurings which had an outstanding aggregate balance of approximately $179,000 at December 31, 2010.  Eight of such loans were on non-accrual status at such date.  At December 31, 2009, we had five loans with an aggregate balance outstanding of $176,000 classified as trouble debt restructurings.  We did not have any troubled debt restructurings as of December 31, 2008.  Management will continue to maintain the troubled debt restructurings that are on non-accrual in such status until the borrowers demonstrate the ability to pay in accordance with the restructured terms for a sufficient period of time, usually six months.

Delinquent Loans.  The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	December 31, 2010				December 31, 2009
	30-89 Days Overdue		90 or More Days Overdue		30-89 Days Overdue		90 or More Days Overdue
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
				(Dollars in thousands)
One- to four-family residential	38	$1,746	4	$248	40	$1,925	5	$619
Commercial real estate and land	7	688	1	4	1	7	1	7
Construction	--	--	--	--	--	--	--	--
Consumer	56	345	12	86	42	283	11	103
Commercial business	2	92	--	--	4	91	--	--
Total delinquent loans	101	2,871	17	338	87	$2,306	--	$728
Delinquent loans to total net loans		2.26%		.27%		1.97%		.65%
Delinquent loans to total loans		2.21%		.26%		1.94%		.64%

Non-performing Assets. The following table shows the amounts of our non-performing assets, which include non-accruing loans`, accruing loans delinquent 90 days or more as to principal or interest and real estate owned at the dates indicated.

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Non-accruing loans:
One- to four-family residential	$363	$581	$521	$188	$17
Commercial real estate and land	4	--	--	99	--
Construction	--	--	--	--	--
Consumer	100	21	35	26	19
Commercial business loans	--	--	--	--	--
Total non-accruing loans	467	602	556	313	38
Accruing loans 90 days or more past due	37	222	240	925	244
Total non-performing loans(1)	504	824	796	1,238	282
Real estate owned(2)	10	130	--	--	--
Total non-performing assets	$514	$954	$796	$1,238	$282
Troubled debt restructured	22	67	--	--	--
Total non-performing assets and troubled debt restructured	$536	$1,021	$796	$1,238	$282
Total non-performing loans as a percentage of loans, net	0.40%	0.70%	0.72%	1.39%	0.37%
Total non-performing loans as a percentage of total assets	0.20%	0.39%	0.41%	.97%	0.25%
Total non-performing assets as a percentage of total assets	0.21%	0.45%	0.41%	.97%	0.25%
Total non-performing assets and troubled debt restructured as a percentage of total assets	0.22%	0.48%	0.41%	.97%	0.25%

(1)	Includes at December 31, 2010 eight troubled debt restructurings which were on non-accrual. Six of the loans are consumer loans secured by automobiles, boats or equipment with an aggregate principal balance of approximately $42,000 at December 31, 2010. The other two loans were single-family residential mortgage loans with an aggregate principal balance of approximately $115,000 at December 31, 2010.

(2)	At December 31, 2010, consisted of a repossessed automobile.

If the $467,000 of non-accruing loans at December 31, 2010 had been current in accordance with their terms during 2010, the gross income on such loans would have been approximately $41,000 for 2010.

Non-performing assets, which consist of nonaccruing loans, accruing loans 90 days or more delinquent and real estate owned (which includes real estate acquired through, or in lieu of, foreclosure) decreased to $504,000 or 0.20% of total assets at December 31, 2010 from $954,000 or 0.39% of total assets at December 31, 2009.  This decrease was primarily the result of a $120,000 decrease in real estate owned, all of which consisted of single-family residential properties (the remaining real estate owned is a repossessed automobile) and all of which are located in our market area, as well as a $218,000 decrease in non-accrual single-family residential mortgage loans.

At December 31, 2010, we had $467,000 of non-accruing loans consisting of six single-family real estate loans aggregating $363,000, 14 consumer loans totaling $100,000 and one land loan in the amount of $4,000.  Management continues to aggressively pursue the collection and resolution of all delinquent loans.

Classified Assets.  Federal regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them.  There are three regulatory classifications for problem assets: “substandard,” “doubtful” and “loss.”  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  Another category designated “special mention” also must be established and maintained for assets which have a weakness but do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss.

At December 31, 2010, we had $786,000 of assets classified as substandard and no assets classified as doubtful or loss. At December 31, 2010 our assets classified as substandard included $776,000 of loans (including all of our nonperforming and troubled debt restructurings) and $10,000 of real estate owned. In addition, at December 31, 2010, we had $691,000 of loans designated special mention, which consisted primarily of $548,000 of commercial real estate mortgages and $100,000 of consumer loans.  All of these loans are secured by property located in our primary market area.

Allowance for Loan Losses. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries).  Allowances are provided for specific loans when losses are probable and can be estimated.  When this occurs, management considers the remaining principal balance, fair value and estimated net realizable value of the property collateralizing the loan.  Current and future operating and/or sales conditions are also considered.  These estimates are susceptible to changes that could result in material adjustments to results of operations.  Recovery of the carrying value of such loans is dependent to a great extent on economic, operating and other conditions that may be beyond management’s control.

General loan loss valuations are established as an allowance for losses based on inherent probable risk of loss in the loan portfolio.  In assessing risk, management considers historical experience, volume and composition of lending conducted, industry standards, status of nonperforming loans, delinquency levels, general economic conditions as they relate to the market area and other factors related to the collectibility of the loan portfolio.

Impaired loans are predominantly measured based on the fair value of the collateral.  The provision for loan losses charged to expense is based upon past loan loss experience and an evaluation of probable losses and impairment existing in the current loan portfolio.  A loan is considered to be impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due according to the original contractual terms of the loan.  An insignificant delay or insignificant shortfall in amounts of payments does not necessarily result in the loan being identified as impaired.  For this purpose, delays less than 90 days are considered to be insignificant.  Large groups of smaller balance homogeneous loans, including residential real estate and consumer loans, are collectively evaluated for impairment, except for loans restructured under a troubled debt restructuring.

Although management uses the best information available to make determinations with respect to the provisions for loan losses, additional provisions for loan losses may be required to be established in the future should economic or other conditions change substantially.  In addition, the Office of Thrift Supervision and the Louisiana Office of Financial Institutions, as an integral part of their examination process, periodically review MBL Bank’s allowance for loan losses.  Such agencies may require MBL Bank to recognize additions to such allowance based on their judgments about information available to them at the time of their examination.

The following table shows changes in our allowance for loan losses during the periods presented.

	At or for the Year Ended December 31,
	2010	2009	2008	2007	2006

Total loans outstanding at end of period	$129,982	$118,952	$113,478	$91,286	$79,902
Average loans outstanding	123,993	116,691	99,251	82,055	74,113
Allowance for loan losses, beginning of period	1,001	1,000	936	901	837
Provision for loan losses	370	60	210	77	95
Charge-offs:
One- to four-family residential	54	--	--	--	--
Commercial real estate	--	--	--	--	3
Land	--	--	--	--	--
Construction	--	--	--	--	--
Consumer non-real estate	68	64	164	46	31
Commercial business	--	--	--	--	--
Total charge-offs	122	64	164	46	34
Recoveries on loans previously charged off	37	5	18	4	3
Allowance for loan losses, end of period	$1,286	$1,001	$1,000	$936	$901
Allowance for loan losses as a percent of non-performing loans	255.16%	121.48%	125.63%	75.60%	319.50%
Ratio of net charge-offs during the period to average loans outstanding during the period	0.07%	0.05%	0.15%	0.05%	0.04%

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	2010		2009		2008		2007		2006
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
	(Dollars in thousands)
One-to four-family residential	$188	14.62%	$246	45.70%	$176	45.11%	$162	47.29%	$140	50.78%
Commercial real estate and land	506	39.35	271	24.28	258	21.43	284	16.78	295	16.50
Construction	--	--	--	3.47	--	2.88	--	7.88	--	9.25
Consumer-other	369	28.69	316	10.67	340	9.74	209	9.83	207	8.43
Consumer-deposit	--	--	--	7.32	--	10.12	--	2.84	--	1.76
Commercial business	223	17.34	168	8.56	226	10.72	281	15.38	259	13.28
Total	$1,286	100.00%	$1,001	100.00%	$1,000	100.00%	$936	100.00%	$901	100.00%

Investment Activities

We have authority to invest in various types of securities, including mortgage-backed securities, U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, certificates of deposit at federally insured banks and savings institutions, and mutual funds.  Our investment strategy is established by the board of directors.

The following table sets forth certain information relating to our investment securities portfolio and our investment in FHLB stock at the dates indicated.

	2010		2009		2008
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)
Securities available-for-sale:
Mortgage-backed securities	$19,879	$20,058	$13,878	$14,067	$9,912	$9,784
U.S. Government and agency obligations	35,118	35,224	28,608	28,528	30,517	30,830
Municipal obligations	230	234	230	240	230	236
Equity securities	11	4	11	16	11	8
Mutual funds	6,795	6,916	7,779	7,779	10,851	8,029
Total securities available-for-sale	62,033	62,436	50,506	50,630	51,521	48,887
Securities held to maturity:
Certificates of deposit	--	--	--	--	--	--
Mortgage-backed securities	139	140	166	168	595	595
Total securities held to maturity	139	140	166	168	595	595
FHLB stock	239	239	238	238	238	238
Total investment and mortgage-backed securities and FHLB stock	$62,411	$62,815	$50,910	$51,036	$52,354	$49,720

The following table sets forth the amount of investment securities (at amortized cost) which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2010, respectively.

	Amounts at December 31, 2010, Which Mature In
		After One to Five Years
	One Year or Less		After Five to 10 Years	Over 10 Years	Total
	(Dollars in thousands)
Available-for-sale:
Mortgage-backed securities	$16	$109	$4,929	$14,825	$19,879
U.S. Government and agency obligations	2,037	33,081	--	--	35,118
Municipal obligations	230	--	--	--	230
Total	$2,283	$33,190	$4,929	$14,825	$55,227
Weighted average yield	1.30%	1.54%	2.47%	2.43%	1.85%
Held to maturity:
Mortgage-backed securities	$--	$19	$--	$120	$139
Total	--	19	--	120	139
Weighted average yield	--%	4.21%	--%	3.77%	3.83%
Total investment securities:
Mortgage-backed securities	$16	$128	$4,929	$14,946	$20,018
U.S. Government and agency obligations	2,037	33,081	--	--	35,118
Municipal obligations	230	--	--	--	230
Total	$2,283	$33,208	$4,929	$14,946	$55,366
Weighted average yield	1.30%	1.54%	2.47%	2.44%	1.86%

Included in our investment securities at December 31, 2010 was a $6.8 million (book value at December 31, 2010) investment in an adjustable-rate mortgage mutual fund (referred to as the ARM Fund).  The fair value of the ARM Fund has traditionally correlated with the interest rate environment.  At December 31, 2010, the unrealized gain on this investment was $121,000.  During fiscal 2009, we evaluated our position in the ARM Fund to determine if the impairment was other than temporary.  Based on our assessment of the underlying assets of the ARM Fund, as well our ability and intent to hold the investment until it recovers its value, we determined in the third quarter of 2009 that the investment’s impairment was other than temporary resulting in an impairment charge against earnings of $2.8 million.  As provided under the terms of the investment in the mutual fund, we redeemed for cash $250,000 of our investment in this mutual fund each quarter, starting with the fourth quarter of 2009, and continuing through December 31, 2010.  Through December 31, 2010, we had redeemed $1.25 million of our investment. Subsequent to December 31, 2010, we redeemed our entire investment in the ARM Fund, recognizing a gain pre-tax, of $121,000.

Mortgage-backed securities represent a participation interest in a pool of one- to four-family or multi-family mortgages. The mortgage originators use intermediaries (generally U.S. Government agencies and government-sponsored enterprises) to pool and repackage the participation interests in the form of securities, with investors receiving the principal and interest payments on the mortgages. Such U.S. Government agencies and government-sponsored enterprises guarantee the payment of principal and interest to investors.

Mortgage-backed securities are typically issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security approximates the life of the underlying mortgages.

Our mortgage-backed securities consist of Ginnie Mae securities (“GNMA”), Freddie Mac securities (“FHLMC”) and Fannie Mae securities (“FNMA”).  Ginnie Mae is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. Ginnie Mae securities are backed by loans insured by the Federal Housing Administration, or guaranteed by the Veterans Administration.  The timely payment of principal and interest on Ginnie Mae securities is guaranteed by Ginnie Mae and backed by the full faith and credit of the U.S. Government.  Freddie Mac is a private corporation chartered by the U.S. Government.  Freddie Mac issues participation certificates backed principally by conventional mortgage loans.  Freddie Mac guarantees the timely payment of interest and the ultimate return of principal on participation certificates.  Fannie Mae is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans.  Fannie Mae guarantees the timely payment of principal and interest on Fannie Mae securities.  Freddie Mac and Fannie Mae securities are not backed by the full faith and credit of the U.S. Government.  In September 2008, the Federal Housing Finance Agency was appointed as conservator of Fannie Mae and Freddie Mac. The U.S. Department of the Treasury agreed to provide capital as needed to ensure that Fannie Mae and Freddie Mac continue to provide liquidity to the housing and mortgage markets.

Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize our borrowings or other obligations.

The following table sets forth the composition of our mortgage-backed securities at each of the dates indicated.

	December 31,
	2010	2009	2008
	(In thousands)
Fixed-rate:
Available-for-sale	$7,854	$40	$41
Held to maturity	--	--	--
Total fixed-rate	7,854	40	41
Adjustable-rate:
Available-for-sale	12,025	13,838	9,871
Held to maturity	139	166	195
Total adjustable-rate	12,164	14,004	10,066
Total mortgage-backed securities	$20,018	$14,044	$10,107

Mortgage-backed securities generally increase the quality of Minden Bancorp’s assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of Minden Bancorp.  At December 31, 2010, approximately $36.8 million of our mortgage-backed and investment securities were pledged to secure various obligations of Minden Bancorp.  See Note 2 to the consolidated financial statements contained in Exhibit 8 to this Annual Report on Form 10-K.  Minden Bancorp does not knowingly invest in subprime mortgage-backed securities, and was not  materially impacted by the subprime crisis as of December 31, 2010.

The actual maturity of a mortgage-backed security is typically less than its stated maturity due to prepayments of the underlying mortgages.  Prepayments that are faster than anticipated may shorten the life of the security and increase or decrease its yield to maturity if the security was purchased at a discount or premium, respectively.  The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security.  In accordance with accounting principles generally accepted in the United States of America, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively.  The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, when premiums or discounts are involved, and these assumptions are reviewed periodically to reflect actual prepayments.  Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments.  During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security.  Under such circumstances, Minden Bancorp may be subject to reinvestment risk because to the extent that the mortgage-backed securities amortize or prepay faster than anticipated, Minden Bancorp may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.  During periods of rising interest rates, prepayment of the underlying mortgages generally slow down when the coupon rate of such mortgages is less than the prevailing market rate. We may be subject to extension risk when this occurs.

Sources of Funds

General.  Deposits are the primary source of Minden Bancorp’s funds for lending and other investment purposes.  In addition to deposits, Minden Bancorp derives funds from loan principal repayments and prepayments and proceeds from sales of investment securities.  Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions.  Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources.  They may also be used on a longer term basis for general business purposes.

Deposits.  Our deposit products include a broad selection of deposit instruments, including NOW accounts, money market accounts, regular savings accounts and term certificate accounts.  Deposit account terms vary, with the principal difference being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

We consider our primary market area to be Webster Parish, Louisiana.  We attract deposit accounts by offering a wide variety of accounts, competitive interest rates, and convenient office locations and service hours.  We utilize traditional marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings.  We do not advertise for deposits outside of our primary market area or utilize the services of deposit brokers, and management believes that an insignificant number of deposit accounts were held by non-residents of Louisiana at December 31, 2010.

We have been competitive in the types of accounts and in interest rates we have offered on our deposit products but do not necessarily seek to match the highest rates paid by competing institutions.  Although market demand generally dictates which deposit maturities and rates will be accepted by the public, we intend to continue to promote longer term deposits to the extent possible and consistent with our asset and liability management goals. We have also emphasized the development of non-interest bearing accounts in connection with the expansion of our commercial banking relationships.

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit as of the dates indicated.

	December 31, 2010
	2010		2009		2008
	Amount	% of Deposits	Amount	% of Deposits	Amount	% of Deposits

	(Dollars in thousands)
Certificate accounts:
0.01% - 0.99%	$104	.05%	$3	--%	$--	--%
1.00% - 1.99%	72,329	34.11	36,884	19.64	958	0.56
2.00% - 2.99%	6,282	2.96	34,291	18.26	15,788	9.21
3.00% - 3.99%	451	.21	4,564	2.43	50,249	29.32
4.00% - 4.99%	336	0.16	387	0.21	4,283	0.66
5.00% - 5.99%	--	--	--	--	1,124	2.50
Total certificate accounts	$79,502	37.49%	$76,129	40.54%	$72,402	42.25%

Transaction accounts:
Savings	13,500	6.37	12,301	6.55	11,016	6.43
Checking:
Interest-bearing	19,225	9.06	20,203	10.76	13,642	7.96
Non-interest-bearing	33,805	15.94	29,868	15.91	26,676	15.57
Money market	66,053	31.14	49,265	26.24	47,616	27.79
Total transaction accounts	132,583	62.51	111,637	59.46	98,950	57.75
Total deposits	$212,085	100.00%	$187,766	100.00%	$171,352	100.00%

The following table shows our deposit flows during the periods indicated.

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Total deposits	$985,003	$800,051	$862,091
Total withdrawals	962,586	786,339	789,777
Interest credited	1,902	2,702	3,550
Total increase (decreases) in deposits	$24,319	$16,414	$75,864

The following table shows the maturities of our certificates of deposit of $100,000 or more at December 31, 2010 by time remaining to maturity.

	At December 31, 2010
Quarter Ending:	Amount	Weighted Average Rate
	(Dollars in thousands)
March 31, 2011	$6,461	1.51%
June 30, 2011	7,113	1.65
September 30, 2011	8,273	1.81
December 31, 2011	9,774	1.71
After December 31, 2011	4,054	1.95
Total certificates of deposit with balances of $100,000 or more	$35,675	1.71%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	2010			2009			2008
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in thousands)
Savings accounts	$12,948	$26	0.20%	$12,125	$30	0.25%	$11,175	$52	0.47%
Checking – interest bearing	20,057	51	0.25	16,608	59	0.36	9,198	51	0.55
Money market	52,220	371	0.71	47,280	493	1.04	30,585	403	1.31
Certificates of deposit	76,622	1,396	1.82	69,010	1,865	2.70	67,512	2,699	4.00
Total interest-bearing deposits	161,847	1,844	1.14	145,623	2,447	1.68	118,470	3,205	2.70
Non-interest-bearing deposits	23,803	--	--	21,007	--	--	18,300	--	--
Total deposits	$185,650	$1,844	0.99%	$166,630	$2,447	1.47%	$136,778	$3,205	2.34%

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit, excluding time deposits in individual retirement accounts, at December 31, 2010.

	Balance at December 31, 2010 Maturing in the 12 Months Ending December 31,
Certificates of Deposit	2011	2012	2013	Thereafter	Total
	(In thousands)
0.01% -0.99%	$102	$--	$--	$--	$102
1.00% - 1.99%	61,816	6,249	124	--	68,189
2.00% - 2.99%	4,473	356	685	--	5,514
3.00% - 3.99%	282	--	--	--	282
4.00% - 4.99%	31	--	--	--	31
5.00% - 5.99%	--	--	--	--	--
Total certificate accounts	$66,704	$6,605	$809	$--	$74,118

Borrowings.  We may obtain advances from the Federal Home Loan Bank of Dallas upon the security of the common stock we own in that bank and certain of our loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities.  Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.  We have used advances only to a limited extent in recent periods and at December 31, 2010 and 2009, we did not have any advances outstanding from the Federal Home Loan Bank of Dallas. While we will consider using advances, it is our intent generally to fund our operations with deposits. At December 31, 2010, we had $239,000 of Federal Home Loan Bank of Dallas stock.  At such date, we were permitted to borrow up to an aggregate total of $70.4 million.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended
	December 31,
	2010	2009	2008

FHLB advances and other borrowings:
Average balance outstanding	$--	$13	$2,813
Maximum amount outstanding at any month-end during the period	--	--	12,000
Balance outstanding at end of period	--	--	--
Average interest rate during the period	--%	--%	2.5%
Weighted average interest rate at end of period	--%	--%	--%

Employees

We had 30 full-time employees and one part-time employee at December 31, 2010.  None of these employees is represented by a collective bargaining agent, and we believe that we enjoy good relations with our personnel.

Subsidiaries

Minden Bancorp has no indirect subsidiaries and only one direct subsidiary, MBL Bank.

Regulation

Set forth below is a brief description of certain laws relating to the regulation of Minden Bancorp and MBL Bank.  This description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

General.  MBL Bank, as a Louisiana-chartered building and loan association, is subject to regulation and oversight by both the Louisiana Office of Financial Institutions and the Office of Thrift Supervision extending to all aspects of its operations.  MBL Bank also is subject to regulation and examination by the Federal Deposit Insurance Corporation, which insures our deposits to the maximum extent permitted by law, and requirements established by the Federal Reserve Board.  Louisiana-chartered savings institutions are required to file periodic reports with the Louisiana Office of Financial Institutions and the Office of Thrift Supervision and are subject to periodic examinations by the Louisiana Office of Financial Institutions and the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.  The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations.  Such regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting shareholders.

Federal law provides the federal banking regulators, including the Office of Thrift Supervision and Federal Deposit Insurance Corporation, with substantial enforcement powers. The Office of Thrift Supervision’s enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the Office of Thrift Supervision.  Any change in such regulations, whether by the Federal Deposit Insurance Corporation, Office of Thrift Supervision or Congress, could have a material adverse impact on Minden Bancorp and MBL Bank and our operations.

Under the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, the powers of the Office of Thrift Supervision regarding MBL Bank and Minden Bancorp will transfer to other federal financial institution regulatory agencies on July 21, 2011, unless extended up to an additional six months.  See “ – Recently Enacted Regulatory Reform Legislation.” As of the transfer date, all of the regulatory functions related to MBL Bank that are currently under the jurisdiction of the Office of Thrift Supervision will transfer to the Federal Deposit Insurance Corporation.  In addition, as of that same date, all of the regulatory functions related to Minden Bancorp as a savings and loan holding company that are currently under the jurisdiction of the Office of Thrift Supervision, will transfer to the Federal Reserve Board.

Recently Enacted Regulatory Reform Legislation.  On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions.  In addition, the new law changes the jurisdictions of existing bank regulatory agencies and in particular transfers the regulation of federal savings associations from the Office of Thrift Supervision to the Office of the Comptroller of the Currency, effective one year from the effective date of the legislation, with a potential extension up to six months.  Savings and loan holding companies will be regulated by the Federal Reserve Board.  The new law also establishes an independent federal consumer protection bureau within the Federal Reserve.  The following discussion summarizes significant aspects of the new law that may affect MBL Bank and Minden Bancorp.  Regulations implementing these changes have not been promulgated, so we cannot determine the full impact on our business and operations at this time.

The following aspects of the financial reform and consumer protection act are related to the operations of MBL Bank:

●
A new independent consumer financial protection bureau will be established within the Federal Reserve Board, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Smaller state-chartered financial institutions, like MBL Bank, will be subject to the supervision and enforcement by the Federal Deposit Insurance Corporation rather than the Office of Thrift Supervision with respect to the federal consumer financial protection laws.

●	The current prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011.

●	Deposit insurance is permanently increased to $250,000 and unlimited deposit insurance for non-interest-bearing transaction accounts extended through January 1, 2013.

●	Deposit insurance assessment base calculation will equal the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

●
The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, the Federal Deposit Insurance Corporation is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the financial reform and consumer protection act are related to the operations of Minden Bancorp:

●	Authority over savings and loan holding companies will transfer to the Federal Reserve Board.

●	Leverage capital requirements and risk based capital requirements applicable to depository institutions and bank holding companies will be extended to savings and loan holding companies.

●	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.

●
The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

●
The Securities and Exchange Commission is authorized to adopt rules requiring public companies to make their proxy materials available to shareholders for nomination of their own candidates for election to the board of directors.

●
Public companies will be required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

●
A separate, non-binding shareholder vote will be required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

●
Securities exchanges will be required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

●
Stock exchanges, which does not include the OTC Bulletin Board, will be prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.

●	Disclosure in annual proxy materials will be required concerning the relationship between the executive compensation paid and the financial performance of the issuer.

●
Item 402 of Regulation S-K promulgated by the Securities and Exchange Commission will be amended to require companies to disclose the ratio of the chief executive officer’s annual total compensation to the median annual total compensation of all other employees.

●	Smaller reporting companies are exempt from complying with the internal control auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

Regulation of Minden Bancorp

General.   Minden Bancorp is a registered savings and loan holding company within the meaning of Section 10 of the Home Owners’ Loan Act and is subject to Office of Thrift Supervision examination and supervision as well as certain reporting requirements. The jurisdiction of the Office of Thrift Supervision regarding savings and loan holding companies will transfer to the Federal Reserve Board effective July 21, 2011 unless extended up to an additional six months.

Holding Company Acquisitions.  Federal law generally prohibits a savings and loan holding company, without prior Office of Thrift Supervision approval, from acquiring the ownership or control of any other savings institution or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares of the savings institution or savings and loan holding company. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the Office of Thrift Supervision.

The Office of Thrift Supervision may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.  The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Federal Securities Laws.  Minden Bancorp’s common stock is registered with the Securities and Exchange Commission under Section 12(g) of the Securities and Exchange Act of 1934. We are subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Securities Exchange Act of 1934.  Pursuant to Office of Thrift Supervision regulations and our plan of conversion and reorganization, we agreed to register new Minden Bancorp common stock for a minimum of three years following the conversion and offering.  If, in the future, our common stock becomes listed on the Nasdaq Stock Market, our common stock will be deemed registered under Section 12(b) of the Securities and Exchange Act of 1934.

The Sarbanes-Oxley Act.  Minden Bancorp is subject to the Sarbanes-Oxley Act of 2002, which addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our principal executive officer and principal financial officer will be required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

Regulation of MBL Bank

General.  As the primary federal regulator of MBL Bank, the Office of Thrift Supervision has extensive authority over the operations of state-chartered savings institutions.  As part of this authority, MBL Bank is required to file periodic reports with the Office of Thrift Supervision and is subject to periodic examinations by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation as the insurer of its deposits.  The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations.  MBL Bank, as a Louisiana-chartered building and loan association, is also subject to regulation by the Louisiana Office of Financial Institutions, including the requirement to file periodic reports therewith and being subject to examination thereby.

Insurance of Accounts.  The deposits of MBL Bank are insured to the maximum extent permitted by the Deposit Insurance Fund and are backed by the full faith and credit of the U.S. Government.  As insurer, the Federal Deposit Insurance Corporation is authorized to conduct examinations of, and to require reporting by, insured institutions.  It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the Federal Deposit Insurance Corporation.  The Federal Deposit Insurance Corporation also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action.

The recently enacted financial institution reform legislation permanently increased deposit insurance on most accounts to $250,000. In addition, pursuant to Section 13(c)(4)(G) of the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest-bearing transaction deposit accounts through the end of 2012 and to guarantee certain unsecured debt of financial institutions and their holding companies through December 2012. For non-interest-bearing transaction deposit accounts, including accounts swept from a noninterest bearing transaction account into a non-interest-bearing savings deposit account, a 10 basis point annual rate surcharge is applied to deposit amounts in excess of $250,000.  Financial institutions could have opted out of either or both of these programs.  MBL Bank did not opt out of the temporary liquidity guarantee program; however, we do not expect that the assessment surcharge will have a material impact on our results of operation.

The Federal Deposit Insurance Corporation’s risk-based premium system provides for quarterly assessments.  Each insured institution is placed in one of four risk categories depending on supervisory and capital considerations.  Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt.  Assessment rates range from seven to 77.5 basis points, with less risky institutions paying lower assessments.  The Federal Deposit Insurance Corporation recently amended its deposit insurance regulations (1) to change the assessment base from domestic deposits to average assets minus tangible equity and (2) to lower overall assessment rates.  The revised rates are between 2.5 to 9 basis points for banks in the lower risk category and between 30 to 45 basis points for banks in the highest risk category.  The amendments will become effective for the quarter beginning April 1, 2011 with the new assessment methodology being reflected in the premium invoices due September 30, 2011.

In 2009, the Federal Deposit Insurance Corporation collected a five basis point special assessment on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009.  The amount of our special assessment, which was paid on September 30, 2009, was approximately $80,500.

In 2009, the Federal Deposit Insurance Corporation also required insured deposit institutions on December 30, 2009 to prepay 13 quarters of estimated insurance assessments.  Our prepayment totaled $907,000.  Unlike a special assessment, this prepayment did not immediately affect bank earnings.  Banks will book the prepaid assessment as a non-earning asset and record the actual risk-based premium payments at the end of each quarter.

In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Deposit Insurance Fund.  These assessments will continue until the Financing Corporation bonds mature in 2019.

The Federal Deposit Insurance Corporation may terminate the deposit insurance of any insured depository institution, including MBL Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the Federal Deposit Insurance Corporation.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital.  If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the Federal Deposit Insurance Corporation.  Management is aware of no existing circumstances which would result in termination of MBL Bank’s deposit insurance.

Regulatory Capital Requirements.  Federally insured savings institutions are required to maintain minimum levels of regulatory capital. Current Office of Thrift Supervision capital standards require savings institutions to satisfy a tangible capital requirement, a leverage capital requirement and a risk-based capital requirement.  The tangible capital must equal at least 1.5% of adjusted total assets.  Leverage capital, also known as “core” capital, must equal at least 3.0% of adjusted total assets for the most highly rated savings associations.  An additional cushion of at least 100 basis points is required for all other savings associations, which effectively increases their minimum Tier 1 leverage ratio to 4.0% or more.  Under the Office of Thrift Supervision’s regulation, the most highly-rated banks are those that the Office of Thrift Supervision determines are strong associations that are not anticipating or experiencing significant growth and have well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings.  Under the risk-based capital requested, “total” capital (a combination of core and “supplementary” capital) must equal at least 8.0% of “risk-weighted” assets.  The Office of Thrift Supervision also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

Core capital generally consists of common stockholders’ equity (including retained earnings).  Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights.  MBL Bank had no intangible assets at June 30, 2010.  Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage-banking activities and subsidiary depository institutions or their holding companies).  MBL Bank had no subsidiaries as of December 31, 2010.

In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution’s core capital.  Supplementary capital generally consists of general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets, together with certain other items.  In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets.  The risk weights range from 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government to 100% for loans (other than qualifying residential loans weighted at 80%) and repossessed assets.

Savings institutions must value securities available for sale at amortized cost for regulatory capital purposes.  This means that in computing regulatory capital, savings institutions should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on debt securities reported as a separate component of GAAP capital.

At December 31, 2010, MBL Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 9.4%, 9.4% and 20.3%, respectively.

Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the Office of Thrift Supervision or the Federal Deposit Insurance Corporation.  Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution’s operations, termination of federal deposit insurance and the appointment of a conservator or receiver.  The Office of Thrift Supervision’s capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

Prompt Corrective Action.  The following table shows the amount of capital associated with the different capital categories set forth in the prompt corrective action regulations.

Capital Category	Total Risk-Based Capital	Tier 1 Risk-Based Capital	Tier 1 Leverage Capital
Well capitalized	10% or more	6% or more	5% or more
Adequately capitalized	8% or more	4% or more	4% or more
Undercapitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%

In addition, an institution is “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.  Under specified circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the Federal Deposit Insurance Corporation may not reclassify a significantly undercapitalized institution as critically undercapitalized).

An institution generally must file a written capital restoration plan which meets specified requirements within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized.  A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the agency.  An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution.  In addition, undercapitalized institutions are subject to various regulatory restrictions, and the appropriate federal banking agency also may take any number of discretionary supervisory actions.

At June 30, 2010, MBL Bank was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

The table below sets forth MBL Bank’s capital position relative to its regulatory capital requirements at December 31, 2010.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Excess Over Well- Capitalized Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 risk-based capital	$23,143	19.15%	N/A	N/A	$7,250	6.0%	$15,893	13.15%
Total risk-based capital	24,480	20.26	$9,666	8.0%	12,083	10.0	12,397	10.26
Tier 1 leverage capital	23,143	9.37	9,875	4.0	12,350	5.0	10,793	4.37
Tangible capital	23,143	9.37	3,705	1.5	N/A	N/A	N/A	N/A

Capital Distributions.  Office of Thrift Supervision regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions.  A savings institution must file an application for Office of Thrift Supervision approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings.  If an application is not required to be filed, savings institutions which are a subsidiary of a savings and loan holding company (as well as certain other institutions) must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

If an application is not required to be filed, savings institutions such as MBL Bank which are a subsidiary of a holding company (as well as certain other institutions) must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

An institution that either before or after a proposed capital distribution fails to meet its then applicable minimum capital requirement or that has been notified that it needs more than normal supervision may not make any capital distributions without the prior written approval of the Office of Thrift Supervision.  In addition, the Office of Thrift Supervision may prohibit a proposed capital distribution, which would otherwise be permitted by Office of Thrift Supervision regulations, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice.

Qualified Thrift Lender Test.  All savings institutions are required to meet a qualified thrift lender, or QTL, test to avoid certain restrictions on their operations.  A savings institution can comply with the QTL test by either qualifying as a domestic building and loan association as defined in the Internal Revenue Code or meeting the Office of Thrift Supervision QTL test.

Currently, the Office of Thrift Supervision QTL test requires that 65% of an institution’s “portfolio assets” (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. To be a qualified thrift lender under the Internal Revenue Service test, the savings institution must meet a “business operations test” and a “60 percent assets test,” each defined in the Internal Revenue Code.

If the savings institution fails to maintain its QTL status, it is immediately prohibited from the following:

●	Making any new investments or engaging in any new activity not allowed for both a national bank and a savings association;

●	Establishing any new branch office unless allowable for a national bank; and

●	Paying dividends unless allowable for a national bank.

Any company that controls a savings institution that is not a qualified thrift lender must register as a bank holding company within one year of the savings institution’s failure to meet the QTL test.  Three years from the date a savings association should have become or ceases to be a QTL, the institution must dispose of any investment or not engage in any activity unless the investment or activity is allowed for both a national bank and a savings association.  Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, a savings institution not in compliance with the QTL test is also prohibited from paying dividends and is subject to an enforcement action for violation of the Home Owners’ Loan Act, as amended.

At December 31, 2010, MBL Bank believed it met the requirements of the QTL test.

Community Reinvestment Act. All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to comply with the provisions of the Community Reinvestment Act could result in restrictions on its activities.  MBL Bank received a “satisfactory” Community Reinvestment Act rating in its most recently completed examination.

Limitations on Transactions with Affiliates.  Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act.  An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association.  In a holding company context, the holding company of a savings association (such as Minden Bancorp) and any companies which are controlled by such holding company are affiliates of the savings association.  Generally, Section 23A limits the extent to which the savings association or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such association’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus.  Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the savings association as those provided to a non-affiliate.  The term “covered transaction” includes the making of loans to, purchase of assets from and issuance of a guarantee to an affiliate and similar transactions.  Section 23B transactions also include the provision of services and the sale of assets by a savings association to an affiliate.  In addition to the restrictions imposed by Sections 23A and 23B, a savings association is prohibited from (i) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies, or (ii) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act place restrictions on loans to executive officers, directors and principal shareholders of the savings association and its affiliates.  Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association’s loans to one borrower limit (generally equal to 15% of the association’s unimpaired capital and surplus).  Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the association and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the savings association.  Section 22(h) also requires prior board approval for certain loans.  In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association’s unimpaired capital and surplus.  Furthermore, Section 22(g) places additional restrictions on loans to executive officers.  MBL Bank currently is subject to Section 22(g) and (h) of the Federal Reserve Act and at December 31, 2010, was in compliance with the above restrictions.

Anti-Money Laundering.  All financial institutions, including savings associations, are subject to federal laws that are designed to prevent the use of the U.S. financial system to fund terrorist activities.  Financial institutions operating in the United States must develop anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering.  Such compliance programs are intended to supplement compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations.  MBL Bank has established policies and procedures to ensure compliance with these provisions.

Federal Home Loan Bank System.  MBL Bank is a member of the Federal Home Loan Bank of Dallas, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function primarily for its members.  Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region.  The Federal Home Loan Bank of Dallas is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System.  It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.  At December 31, 2010, MBL Bank did not have any Federal Home Loan Bank advances and had $70.4 million available on its credit line with the Federal Home Loan Bank.

As a member, MBL Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Dallas in an amount in accordance with the Federal Home Loan Bank’s capital plan and sufficient to ensure that the Federal Home Loan Bank remains in compliance with its minimum capital requirements.  At December 31, 2010, MBL Bank had $239,000 in Federal Home Loan Bank stock, which was in compliance with this requirement.

The Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects.  These contributions have adversely affected the level of Federal Home Loan Bank dividends paid in the past and could do so in the future.  These contributions also could have an adverse effect on the value of Federal Home Loan Bank stock in the future.

Federal Reserve System.  The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits.  Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution’s earning assets. At December 31, 2010, MBL Bank had met its reserve requirement.

Louisiana Regulation. As a Louisiana-chartered building and loan association, MBL Bank also is subject to regulation and supervision by the Louisiana Office of Financial Institutions. MBL Bank is required to file periodic reports with and is subject to periodic examinations at least once every four years by the Louisiana Office of Financial Institutions. In addition, MBL Bank is required by Louisiana law and regulations to comply with certain reserve and capital requirements. At December 31, 2010, MBL Bank was in compliance with all applicable reserve and capital requirements.

Louisiana law and regulations also restrict the lending and investment authority of Louisiana chartered savings institutions. Such laws and regulations restrict the amount a Louisiana-chartered building and loan association can lend to any one borrower to an amount which, in the aggregate, does not exceed the lesser of (i) 10% of the association’s savings deposits or (ii) the sum of the association’s paid-in capital, surplus, allowance for losses, and undivided profits. Federal regulations, however, impose more restrictive limitations on loans to one borrower. See “Business – Lending Activities.” Notwithstanding the foregoing, Louisiana and federal law permits any such association to lend to any one borrower an aggregate amount of at least $500,000.

In addition, Louisiana law restricts the ability of Louisiana-chartered building and loan associations to invest in, among other things, (i) commercial real estate loans (including commercial construction real estate loans) up to 40% of total assets; (ii) real estate investments for other than the association’s offices up to 10% of total assets; (iii) consumer loans, commercial paper and corporate debt securities up to 30% of total assets; (iv) commercial, corporate, business or agricultural loans up to 10% of total assets; (v) tangible movable property, or leases thereon, up to 10% of total assets; and (v) capital stock, obligations and other securities of service organizations up to 10% of total assets. Louisiana law also sets forth maximum loan-to-value ratios with respect to various types of loans. Applicable federal regulations impose more restrictive limitations in certain instances. See “- Lending Activities.”

The investment authority of Louisiana-chartered building and loan associations is broader in many respects than that of federally chartered savings associations. However, state-chartered savings associations, such as MBL Bank, are generally prohibited from acquiring or retaining any equity investment, other than certain investments in service corporations, of a type or in an amount that is not permitted for a federally chartered savings association. This prohibition applies to equity investments in real estate (except those held through a service corporation or subsidiary of MBL Bank), investments in equity securities and any other investment or transaction that is in substance an equity investment, even if the transaction is nominally a loan or other permissible transaction. At December 31, 2010, MBL Bank was in compliance with such provisions.

Furthermore, state-chartered savings associations may not engage as principal in any activity not permitted for federal associations unless the Federal Deposit Insurance Corporation has determined that such activity would pose no significant risk to the affected deposit insurance fund and the association is in compliance with the fully phased-in capital standards prescribed under federal regulations. When certain activities are permissible for a federal association, the state association may engage in the activity in a higher amount if the Federal Deposit Insurance Corporation has not determined that such activity would pose a significant risk of loss to the affected deposit insurance fund and the association meets the fully phased-in capital requirements. This increased investment authority does not apply to investments in nonresidential real estate loans. At December 31, 2010, MBL Bank had no investments which were affected by the foregoing limitations.

Under Louisiana law, a Louisiana-chartered building and loan association may establish or maintain a branch office anywhere in Louisiana with prior regulatory approval. In addition, an out-of-state building and loan association or holding company may acquire a Louisiana-chartered building and loan association or holding company if the Louisiana Office of Financial Institutions determines that the laws of such other state permit a Louisiana-chartered building and loan association or holding company to acquire a building and loan association or holding company in such other state. Any such acquisition would require the out-of-state entity to apply to the Louisiana Office of Financial Institutions

Taxation

Federal Taxation

General.  Minden Bancorp and MBL Bank are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below.  The following discussion of federal, state and local income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules.  Minden Bancorp’s tax returns have not been audited during the past five years.

Method of Accounting.  For federal income tax purposes, Minden Bancorp reports income and expenses on the accrual method of accounting and uses a December 31 tax year for filing its federal income tax return.

Bad Debt Reserves.  The Small Business Job Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings associations, effective for taxable years beginning after 1995.  Prior to that time, MBL Bank was permitted to establish a reserve for bad debts and to make additions to the reserve.  These additions could, within specified formula limits, be deducted in arriving at taxable income.  As a result of the Small Business Job Protection Act of 1996, savings associations must use the experience method in computing their bad debt deduction beginning with their 1996 federal tax return.  In addition, federal legislation required the recapture over a six year period of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987.

Taxable Distributions and Recapture.  Prior to the Small Business Job Protection Act of 1996, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if MBL Bank failed to meet certain thrift asset and definitional tests.  New federal legislation eliminated these savings association related recapture rules.  However, under current law, pre-1988 reserves remain subject to recapture should MBL Bank make certain non-dividend distributions or cease to maintain a building and loan association charter.

At December 31, 2010, the total federal pre-1988 reserve was approximately $1.5 million.  The reserve reflects the cumulative effects of federal tax deductions by MBL Bank for which no federal income tax provisions have been made.

Alternative Minimum Tax.  The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences.  The alternative minimum tax is payable to the extent such alternative minimum tax income is in excess of the regular income tax.  Net operating losses, of which MBL Bank has none, can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  Minden Bancorp has not been subject to the alternative minimum tax or any such amounts available as credits for carryover.

Net Operating Loss Carryovers.  Net operating losses incurred in taxable years beginning before August 6, 1997 may be carried back to the three preceding taxable years and forward to the succeeding 15 taxable years.  For net operating losses in years beginning after August 5, 1997, other than 2001 and 2002, such net operating losses can be carried back to the two preceding taxable years and forward to the succeeding 20 taxable years.  Net operating losses arising in 2001 or 2002 may be carried back five years and may be carried forward 20 years.  Special rules enacted in 2009 permit certain electing mall business taxpayers to carryback a 2008 net operating loss for a period of three, four or five years to offset taxable income in those preceding taxable years.  At December 31, 2010, Minden Bancorp had no net operating loss carryforwards respectively, for federal income tax purposes.

Corporate Dividends-Received Deduction.  Minden Bancorp may exclude from its income 100% of dividends received from MBL Bank as a member of the same affiliated group of corporations.  The corporate dividends received deduction is 80% in the case of dividends received from corporations which a corporate recipient owns less than 80%, but at least 20% of the distribution corporation. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received.

State and Local Taxation

Minden Bancorp is subject to the Louisiana Corporation Income Tax based on our Louisiana taxable income.  The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000.  For these purposes, “Louisiana taxable income” means net income which is earned by us within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law, including a federal income tax deduction.  It also excludes dividends received from MBL Bank. In addition, MBL Bank is subject to the Louisiana Shares Tax which is imposed on the assessed value of a company’s stock.  The formula for deriving the assessed value is to calculate 15% of the sum of:

(a)	20% of our capitalized earnings, plus

(b)	80% of our taxable stockholders’ equity, minus

(c)	50% of our real and personal property assessment.

Various items may also be subtracted in calculating a company’s capitalized earnings.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties

We currently conduct business from our main office and one full-service branch office.  The following table sets forth the net book value of the land and buildings and certain other information with respect to our offices at December 31, 2010.

		Net Book Value	Amount of
Description/Address	Leased/Owned	of Property	Deposits
Main Office:		(In thousands)
100 MBL Bank Drive
Minden, Louisiana 71055	Owned	$3,095	$209,392

Branch Office:
415 Main Street
Minden, Louisiana 71055	Owned	1,665	2,693

Total		$4,760	$212,085

Item 3. Legal Proceedings

We are not presently involved in any legal proceedings of a material nature.  From time to time, we are a party to legal proceedings incidental to our business to enforce our security interest in collateral pledged to secure loans made by us.

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Minden Bancorp’s common stock is quoted on the OTC Bulletin Board under the symbol “MDNB.”

The following table sets forth the high and low closing stock prices for Minden Bancorp common stock and cash dividends per share declared for the periods indicated.  The stock prices and dividend amounts in the following table have not been adjusted for the “second-step” conversion and reorganization of MBL Bank from a mutual holding structure to a stock holding company structure on January 4, 2011.

	Stock Price Per Share		Cash Dividends
Quarter ended:	High	Low	Per Share
December 31, 2010	$19.00	$15.00	$.22
September 30, 2010	15.10	14.25	0.11
June 30, 2010	15.00	12.80	0.11
March 31, 2010	15.25	12.89	0.11

December 31, 2009	14.50	14.50	0.11
September 30, 2009	15.00	15.00	0.11
June 30, 2009	15.25	15.25	0.11
March 31, 2009	15.00	11.00	0.11

At December 31, 2010, Minden Bancorp had approximately 217 shareholders of record, not including those who hold shares in “street” name.  As a result of the completion of the second-step conversion in January 2011, at January 31, 2011, Minden Bancorp had approximately 384 shareholders of record, not including those who hold shares in “street” name.
(b)           Not applicable.
(c)
Minden Bancorp did not repurchase any shares of its common stock during the three months ended December 31, 2010. It did not have any announced repurchase program in effect at any time during such period.

Item 6.  Selected Financial Data.

Set forth below is selected consolidated financial and other data of Minden Bancorp.  The information at December 31, 2010 and 2009 and for the years ended December 31, 2010 and 2009 is derived in part from the audited financial statements that appear in this Form 10-K. The information at or for the year ended December 31, 2008 is derived from audited financial statements that do not appear in this Form 10-K.

	At December 31,
	2010	2009	2008
	(In thousands)
Selected Financial Data:
Total assets	$247,751	$210,858	$192,898
Cash and cash equivalents	48,702	33,514	22,603
Investment securities:
Held to maturity	139	166	595
Available for sale	62,436	50,630	48,887
FHLB stock	239	238	238
Loans receivable, net	127,190	117,064	111,313
Deposits	212,085	187,766	171,353
FHLB advances	--	--	--
Stockholders’ equity	24,110	21,902	20,103

	At or For the Year Ended December 31,
	2010	2009		2008

	(Dollars in thousands)
(Selected Operating Data:
Total interest income	$8,942	$8,864		$8,789
Total interest expense	1,844	2,447		3,295
Net interest income	7,098	6,417		5,494
Provision for loan losses	370	60		210
Net interest income after provision for loan losses	6,728	6,357		5,284
Total non-interest income (loss)	795	(2,057	)(1)	1,032
Total non-interest expense	4,110	4,190		4,296
Income before income taxes	3,413	110		2,020
Income taxes (benefit)	1,160	(27)		695
Net income	$2,253	$137		$1,325

Selected Operating Ratios (2)
Average yield on interest-earning assets	4.52%	5.05%		5.58%
Average rate on interest-bearing liabilities	1.14	1.68		2.78
Average interest rate spread(3)	3.38	3.37		2.80
Net interest margin(3)	3.59	3.66		3.49
Average interest-earning assets to average interest-bearing liabilities	122.11	120.44		132.58
Net interest income after provision for loan losses to non-interest expense	163.70	151.72		123.00
Total non-interest expense to average assets	1.97	2.28		2.55
Efficiency ratio(4)	52.09	96.10		65.83
Return on average assets	1.08	0.07		0.79
Return on average equity	9.70	0.73		6.10
Average equity to average assets	11.15%	10.18%		12.91%

(Footnotes on following page)

	At or For the Year Ended December 31,
	2010	2009	2008

Asset Quality Ratios:(5)
Non-performing loans as a percent of loans receivable, net(5)	.40%	0.70%	0.72%
Non-performing assets as a percent of total assets(5)	0.21	0.45	0.41
Non-performing assets and troubled debt restructurings as a percent of total assets(5)	0.22	0.48	0.41
Allowance for loan losses as a percent of non-performing loans	255.16	121.48	125.63
Net charge-offs to average loans receivable	0.07%	0.05%	0.15%

Capital Ratios:(6)
Tier 1 capital ratio	9.37%	9.78%	9.56%
Tier 1 risk-based capital ratio	19.15	18.16	18.49
Total risk-based capital ratio	20.26%	19.04%	19.50%

Other Data:
Banking offices	2	2	1

(1)	Includes an other-than-temporary impairment charge of $2.8 million related to Minden Bancorp’s investment in a mutual fund.

(2)	With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.

(3)
Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities, and net interest margin represents net interest income as a percentage of average interest-earning assets.

(4)	The efficiency ratio represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.

(5)
Non-performing loans consist of all nonaccrual loans as well as loans past due to principal or interest more than 90 days delinquent but still accruing.  Real estate owned consists of real estate acquired through foreclosure or real estate acquired by acceptance of a deed-in-lieu of foreclosure.

(6)	Capital ratios are end of period ratios.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Minden Bancorp is a Louisiana chartered holding company which owns 100% of the capital stock of MBL Bank, a community oriented building and loan association headquartered in Minden, Louisiana.  Our primary business consists of attracting deposits from the general public and using those funds to originate loans to our customers and invest in securities such as United States (“U.S.”) Government and agency securities, mortgage-backed securities and municipal obligations.  At December 31, 2010, Minden Bancorp had total assets of $247.8 million, total deposits of $212.1 million and stockholders’ equity of $24.1 million.

We are primarily engaged in attracting deposits from the general public through our two banking offices and using such deposits primarily to (i) originate loans secured by first liens on single-family (one-to four-units) residential and commercial real estate properties as well as to originate land and commercial business loans and (ii) invest in securities issued by the U.S. Government and agencies thereof, municipal securities and certain mutual funds.  Minden Bancorp derives its income principally from interest earned on loans, mortgage-backed securities and investments and, to a lesser extent, from fees received in connection with the origination of loans and for other services.  Minden Bancorp’s primary expenses are interest expense on deposits and general operating expenses.  Funds for activities are provided primarily by deposits, repayments and prepayments of outstanding loans, investments and mortgage-backed securities and other sources.

MBL Bank is subject to regulation by the Louisiana Office of Financial Institutions, as its chartering authority, and by the Office of Thrift Supervision as well as the Federal Deposit Insurance Corporation, which insures MBL Bank’s deposits up to applicable legal limits.

Certain highlights of our operating strategy are:

●
Emphasizing Commercial Real Estate, Commercial Business and Land Loans.  At December 31, 2010, $39.3 million or 30.2% of our total loan portfolio consisted of commercial real estate and commercial business loans.  In addition, at December 31, 2010 we had $11.5 million of land loans, most of which are secured by income producing properties such as timber or agricultural property. Commercial real estate and commercial business loans as well as land loans are attractive because they generally provide us with higher average yields than single-family residential mortgage loans and they typically have adjustable rates of interest and/or shorter terms to maturity than traditional single-family residential mortgage loans.  The net proceeds from the second-step conversion offering completed in January 2011 increased our capital (although prior to the conversion MBL Bank maintained regulatory capital in excess of “well capitalized” standards), which will facilitate our ability to expand high quality loan relationships, subject to our current underwriting guidelines.  We intend to continue to emphasize growth of our commercial real estate, commercial business and land lending in a manner consistent with our stringent loan underwriting policies and procedures.  At December 31, 2010, we had no non-performing commercial real estate or commercial business loans and only one non-performing land loan with a principal balance at such date of $4,000.

●
Increasing Core Deposits.  We will continue our efforts to increase our core deposits in order to help reduce and control our cost of funds.  As part of our emphasis on developing commercial banking relationships, we have emphasized the expansion of non-interest checking accounts which comprised $33.8 million or 15.9% of our total deposit portfolio at December 31, 2010. We offer a wide variety of deposits to our customers and are competitive in the rates we offer although we do not necessarily seek to match the highest rates paid by competitors.  We also promote longer term deposits where possible and consistent with our asset liability management goals.

●
Expanding our Market Presence.  We are taking steps to increase our market penetration in our existing market area by expanding the products and services we offer while continuing to emphasize customer service in an effort to capture more of each customer’s banking relationships.  In addition to organic growth, we continue to evaluate market expansion opportunities.  The net proceeds from the offering will facilitate our ability to consider additional new offices, either on a de novo basis or through acquisitions, although we currently have no plans, agreements or understandings with respect to any acquisitions.

●
Emphasizing Business Banking Operations.  We have increased our contacts with local businesses in an effort to increase our business banking relationships and as a continuation of our transformation to a community bank. As a locally based bank, we believe that we offer a high level of customer service and an efficient loan application and approval process which is attractive to many local, small to medium sized businesses.

●
Considering New Product Lines. We continue to evaluate new product lines and services, such as remote deposit capture, credit cards (on an agency basis) and ACH originations, in our effort to offer a broader array of products and services to our customers.  In particular, we continue to evaluate financial products which will increase our non-interest income.

●
Continuing Residential Mortgage Lending.  Historically, we were a traditional single-family residential mortgage lender, and we will continue to offer traditional single-family residential loan products.  For the past several years, we have emphasized originating such loans with balloon payments after three to five years and/or with shorter amortization periods and terms.  At December 31, 2010, our loans secured by single-family residential mortgages amounted to $56.3 million, or 43.3% of our total loan portfolio.

Our results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on our loan and securities portfolios and interest expense on deposits and borrowings.  Our net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. Results of operations are also affected by our provisions for loan losses, fees and service charges and other non-interest income and non-interest expense.  Non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing, advertising and other expense.  Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.  Future changes in applicable law, regulations or government policies may materially impact our financial condition and results of operations.

Our net income amounted to $2.3 million and $137,000 for the years ended December 31, 2010 and 2009, respectively.  Some of the major factors and trends which have impacted our results in these periods include the following:

●
Other than Temporary Impairment of Securities.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether or not Minden Bancorp intends to sell or expects that it is more likely than not that it will be required to sell the security prior to an anticipated recovery in fair value.  Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of total other-than-temporary impairment related to a decrease in cash flows expected to be collected from debt security (the credit loss) and (b) the amount of other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings.  The amount of other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss). During the year ended December 31, 2009, Minden Bancorp recognized $2.8 million in impairment charges on an investment in a mutual fund.  During the third quarter of 2009, Minden Bancorp identified the impairment in this security, which had a carrying value of $10.9 million, as other than temporary and recorded the charges against its operating results.  Beginning with the fourth quarter of 2009 and continuing through December 31, 2010, we exercised our ability to redeem for cash $250,000 of our investment in the mutual fund. At December 31, 2010, our carrying value and the fair market value of such investment was approximately $6.8 million and $6.9 million, respectively.  Subsequent to December 31, 2010, we determined to redeem our remaining investment in such fund in its entirety, recording a gain, pre-tax, of $121,000 during January 2011.

●
Low Market Rates of Interest.  In recent periods, our results have benefitted from the historically low market rates of interest that have prevailed.  During 2008, the Federal Reserve Board reduced the federal funds rate seven times from 4.25% at December 31, 2007 to a range of 0% to 0.25% at December 31, 2008 and throughout 2009 and 2010.  The average rates that we pay on our interest-bearing deposits and other liabilities have fallen steadily, from 4.21% for the year ended December 31, 2007 to 1.14% during the year ended December 31, 2010.  Because the average rates on our deposits and other liabilities tend to adjust to changes in market rates of interest more quickly than the average yields we earn on our loans and other interest-earning assets, our average interest rate spread (the difference between the average yield earned on interest-earning assets and the average cost paid on interest-bearing liabilities) increased between 2007 and 2010, as has our net interest income.  We anticipate that the current low rate environment will continue to put downward pressure on short term interest rates until the economic recovery is sustainable.  However, when the interest rate environment begins to increase it will cause pricing pressure on our deposit accounts and may have a negative impact on our net income.

●
Managing Other Expenses. Our other, or non-interest, expenses amounted to $4.1million and $4.2 million for the years ended December 31, 2010 and 2009, respectively.  We have been able to maintain the level of our non-interest expenses notwithstanding a significant increase in 2009 in Federal Deposit Insurance Corporation deposit insurance premium expense through implementation of stringent cost controls resulting in reductions in most of our other areas of non-interest expense, including salary and employee benefits expense. The increase in Federal Deposit Insurance Corporation deposit insurance premiums in the year ended December 31, 2009 included a charge for the Federal Deposit Insurance Corporation special assessment of approximately $80,500 we paid in June of 2009.  However, we expect increases in salaries and benefits expenses in 2011 as a result of the stock purchase by our employee stock ownership plan in the second-step conversion offering as well as the new stock benefit plans that we intend to implement.

Critical Accounting Policies

In reviewing and understanding financial information for Minden Bancorp, you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  These policies are described in Note 1 of the notes to our consolidated financial statements.  The accounting and financial reporting policies of Minden Bancorp conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.  Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the periods presented.  The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported consolidated financial results.  These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

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

Financial Condition

Changes in Financial Condition at December 31, 2010 Compared to December 31, 2009

Total assets increased $36.9 million or 17.5% to $247.8 million at December 31, 2010 compared to $210.9 million at December 31, 2009.  This increase was primarily due to a $15.2 million or 45.3% increase in total cash and cash equivalents combined with increases of $11.8 million or 23.2% in investment securities and $10.1 million or 8.7% in loans receivable, net of allowance for loan losses. The increase in loans reflected our continued emphasis on loan originations.  For the year ended December 31, 2010, we originated a total of $94.5 million of loans, including $21.4 million of single-family residential, $19.2 million of commercial real estate loans, $9.6 million of commercial business loans and $31.7 million of non-real estate consumer loans, partially offset by $78.4 million of loan repayments.  MBL Bank remains committed to continuing its lending emphasis on developing and growing new and existing relationships with both retail and commercial customers within it primary market area.

Total liabilities increased $34.7 million or 18.4% to $223.6 million at December 31, 2010 compared to $189.0 million at December 31, 2009.  This increase was due to a $24.3 million or 13.0% increase in deposits with a substantial portion of such increase being comprised of $10.2 million of subscription funds deposited by subscribers to purchase shares of common stock in the second-step conversion offering which was not completed until January 2011. The other primary reason for the increase was the increase in non-interest-bearing deposits due to seasonal inflows. We serve as the depository for a local tax authority. Such funds are deposited beginning in November and begin to be withdrawn starting in the following January.

Stockholders’ equity increased $2.2 million to $24.1 million as of December 31, 2010 compared to $21.9 million at December 31, 2009. The increase was primarily due to a $2.3 million increase in retained earnings partially offset by $311,000 of dividends paid on shares of common stock of Minden Bancorp held by shareholders other than Minden Mutual Holding Company.

Non-performing assets, which consist of nonaccruing loans, accruing loans 90 days or more delinquent and real estate owned (which includes real estate acquired through, or in lieu of, foreclosure), decreased by $440,000 to $514,000 or 0.2% of total assets at December 31, 2010 from $954,000 or 0.4% of total assets at December 31, 2009. This increase was primarily due to a $218,000 decrease in nonaccrual single-family residential mortgage loans.  At December 31, 2010, the $514,000 of non-performing assets consisted of $37,000 of accruing loans 90 days or more delinquent, $467,000 of nonaccrual loans (including eight troubled debt restructurings totaling $157,000, all of which were performing in accordance with their terms), and $10,000 in real estate owned 2010 consisting of one repossessed automobile.  At December 31, 2010, the $467,000 of nonaccrual loans consisted primarily of single-family residential mortgage loans.  Management continues to aggressively pursue the collection and resolution of all delinquent loans.  In addition, we had at December 31, 2010 one $22,000 loan deemed a troubled restructuring which is on an accrual basis.   See “Item 1 - Business - Asset Quality.”

MBL Bank strives to maintain current valuations of the collateral supporting its impaired loans as well as other real estate owned.  In most cases, we utilize third-party appraisals to determine the estimated fair value of the underlying collateral when measuring for impairment.  As part of our valuation analysis, management considers the timing and reliability of the original appraisal, the original loan-to-value, our overall exposure and current market conditions.  As part of our analysis, discounts may be applied to any collateral valuations that were performed more than one year prior to the reporting date.

At December 31, 2010 and December 31, 2009, the allowance for loan losses amounted to $1.3 million and $1.0 million, respectively.  At December 31, 2010, the allowance for loan losses amounted to 255.2% of non-performing loans and 1.0% of total loans receivable, as compared to 121.5% and 0.8%, respectively, at December 31, 2009.  The increase in the allowance for loan losses to total non-performing loans was primarily due to a decrease in the amount of non-performing loans.

Although management uses the best information available to make determinations with respect to the provisions for loan losses, additional provisions for loan losses may be required to be established in the future should economic or other conditions change substantially.  In addition, the Louisiana Office of Financial Institutions and the Office of Thrift Supervision, as an integral part of their examination process, periodically review our allowance for loan losses.  Such agencies may require us to recognize additions to such allowance based on their judgments about information available to them at the time of their examination.

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

		2010			2009
	Yield/Rate at December 31, 2010	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate

	(Dollars in thousands)
Interest-earning assets:
Loans receivable	6.10%	$123,993	$7,752	6.25%	$116,691	$7,565	6.48%
Investment securities	1.80	51,409	1,126	2.19	52,063	1,262	2.42
Other interest-earning assets	0.14	22,229	64	0.29	6,641	37	0.56
Total interest-earning assets	3.78%	197,631	8,942	4.52%	175,395	8,864	5.05%
Non-interest-earning assets		10,824			8,771
Total assets		208,455			184,166
Interest-bearing liabilities:
Savings, NOW and money market accounts	0.46%	85,225	448	0.53%	72,569	582	0.80%
Certificates of deposit	1.75	76,622	1,396	1.82	73,041	1,865	2.55
Total deposits	1.03	161,847	1,844	1.14	145,610	2,447	1.68
FHLB advances and other borrowings	--	--	--	--	13	--	--
Total interest-bearing liabilities	1.03%	161,847	1,844	1.14%	145,623	2,447	1.68%
Non-interest-bearing liabilities		23,370			19,799
Total liabilities		185,217			165,422
Stockholders’ equity(1)		23,238			18,744
Total liabilities and shareholders’ equity(1)		$208,455			$184,166
Net interest-earning assets		$35,784			$22,668
Net interest income; average interest rate spread	2. 75%		$7,098	3.38%		$6,417	3.37%
Net interest margin(2)				3.59%			3.66%
Average interest-earning assets to average interest-bearing liabilities				122.11%			120.44%

(1)           Includes retained earnings and other comprehensive income (loss).
(2)           Equals net interest income divided by average interest-earning assets.

Rate/Volume Analysis.  The following table shows the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities affected our interest income and expense during the periods indicated.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate, which is the change in rate multiplied by prior year volume, and (2) changes in volume, which is the change in volume multiplied by prior year rate.  The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

	Year Ended December 31,			Year Ended December 31,
	2010 Compared to 2009			2009 Compared to 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total			Total
			Increase			Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
	(In thousands)
Interest income:
Loans receivable	$(286)	$473	$187	$(1,019)	$1,283	$264
Investment securities	(120)	(16)	(136)	(118)	82	(36)
Other interest-earning assets	(60)	87	27	(97)	(55)	(152)
Total interest income	(466)	544	78	(1,234)	1,310	76
Interest expense:
Savings, NOW and money market accounts	(228)	102	(126)	(217)	293	76
Certificates of deposit	(568)	91	(477)	(948)	114	(834)
Total deposits	(796)	193	(603)	(1,165)	407	(758)
FHLB advances and other borrowings	--	--	--	--	(90)	(90)
Total interest expense	(796)	193	(603)	(1,165)	317	(848)
Increase (decrease) in net interest income	$330	$351	$681	$(69)	$993	$924

Results of Operations

Comparison of Results of Operations for the Years Ended December 31, 2010 and 2009

General.  We recorded net income of $2.3 million for the year ended December 31, 2009 compared to net income of $137,000 million in 2009.  The substantially lower net income in 2009 was primarily the result of the recognition of $2.8 million of impairment charges in the third quarter of the year related to our investment in a mutual fund which was initially purchased in 1993 and for which we continued to make systematic additional investments until 2005 primarily through the re-investment of dividends.

Net interest income increased $681,000 or 10.6% to $7.1 million for the year ended December 31, 2010 compared to 2009, primarily due to an $603,000 decrease in interest expense as a result of decreasing interest rates paid on deposits during 2010 and 2009. As previously discussed, the lower interest rates paid on deposits reflected the generally lower market rates of interest following the actions of the Federal Reserve Board to reduce the key short-term rate seven times from 4.25% at December 31, 2007 to a range of 0% to 0.25% at December 31, 2008 and throughout 2009 and 2010.  Other operating income increased $2.9 million or 138.7% for the year ended December 31, 2010, compared to 2009. The substantially lower level in 2009 was attributable to the $2.8 million impairment charge in 2009 on our investment in a mutual fund.  Non-interest expenses decreased by $80,000 or 1.9% for the year ended December 31, 2010 compared to 2009 primarily due to a $111,000 decrease in salary and benefit expense, partially offset primarily by a modest increase in other general and administrative expense. Deposit insurance amounted to $317,000 for 2009 which included an $80,500 charge for the Federal Deposit Insurance Corporation special assessment recorded in the second quarter of 2009, as compared to $301,000 for 2010.  The provision for loan losses increased $310,000 in 2010 compared to 2009 primarily due to the growth in the loan portfolio and in particular commercial real estate and commercial business loans.  For 2009, we recorded a $27,000 income tax benefit compared to a $1.2 million tax expense for 2010. The income tax benefit reflected the effect of the impairment charge related to our investment in the mutual fund.

Net Interest Income. Net interest income is determined by our interest rate spread (i.e., the difference between the yields earned on our interest-earning assets and the rates paid on our interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.  Net interest income increased $681,000 or 10.6% to $7.1 million for the year ended December 31, 2010 compared to 2009. This increase was primarily due to a decrease in rates paid on interest-bearing deposits combined with a $187,000 increase in interest earned on loans receivable offset in part by reductions in interest income on investment securities. The decline in interest expense was primarily the result of the decline in the average cost of interest-bearing liabilities which more than offset the $16.2 million increase in the average balance of interest-bearing deposits as we funded our asset growth through deposits other rather than borrowings.

Interest Income. Interest income increased $78,000 or 0.9% to $8.9 million for the year ended December 31, 2010, compared to 2009.  The increase was primarily due to a $187,000 or 2.5% increase in interest earned on loans, partially offset by a $108,000 decline in interest earned on investment securities and other interest-earning assets.  The increase in interest income on loans was primarily due to a $7.3 million or 6.3% increase in the average balance of loans outstanding as we continued our growth strategy, which increase more than offset the 23 point decline in the average yield reflecting the decline in market rates of interest. The decline in interest earned on investment securities reflected primarily the effects of a 23 basis point decline in the yield and to a lesser extent the $654,000 or 1.3% decrease in the average balance.

Interest Expense.  Interest expense decreased $603,000 or 24.6% to $1.8 million for the year ended December 31, 2010 compared to 2009.  This decrease was primarily due to a decrease of $469,000 or 25.1% in interest expense on certificates of deposit. The decrease in interest expense on certificates of deposit was primarily due to a 74 basis point or 29.0% decrease in the average rate paid, which was partially offset by a $3.6 million or 4.9% increase in the average balance outstanding. In addition, a further reduction in our cost of funds was due to the decrease in interest paid on transaction accounts of $134,000 or 23.0% which reflected primarily the effect of the 27 basis point decline in the average rate paid to 0.53% offset in part by the $12.7 million increase in the average balance as we pursued funding our asset growth with low cost core deposits.

Provision for Loan Losses.  We establish provisions for loan losses, which are charged to operations, to maintain the allowance for loan losses at a level which will cover known and inherent losses in the loan portfolio, based upon an assessment of prior loss experience, the volume and type of lending conducted, industry standards, past due loans, economic conditions in our market area and other factors related to the collectibility of the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect a borrower’s ability to repay, estimated value of the underlying collateral and prevailing economic conditions.  The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The provision for loan losses amounted to $370,000 and $60,000 for the years ended December 31, 2010 and 2009, respectively.  The significant increase in the provision reflected the increase in size of the loan portfolio, particularly commercial real estate and commercial business loans.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect a borrower’s ability to repay, estimated value of the underlying collateral and prevailing economic conditions.  The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information or events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.  When a loan is impaired, the measurement of such impairment is based upon the fair value of the collateral of the loan.  If the fair value of the collateral is less than the recorded investment in the loan, we will recognize the impairment by creating a valuation allowance with a corresponding charge against earnings.

Non-Interest Income.  Total other operating income increased from a loss of $2.1 million for the year ended December 31, 2009 to income of $795,000 for fiscal 2010.  The loss in 2009 was primarily attributable to the previously discussed $2.8 million impairment charge on our investment in a mutual fund.  The primary component of the change in non-interest income other than the impairment charge has been modest increases in customer service fees as MBL Bank has continued to emphasize the development of relationship banking.

Non-Interest Expenses.  Our non-interest expenses amounted to $4.1 million and $4.2 million for the years ended December 31, 2010 and 2009, respectively. The $80,000 decrease reflected the effect of our efforts to control our operating expenses.

Income Tax Expense (Benefit).  We experienced a $27,000 tax benefit for 2009 as a result of the loss incurred in connection with the $2.8 million impairment charge related to our investment in a mutual fund. The impairment charge resulted in a tax benefit of $952,000 which was used to offset taxes in part due on our taxable income. For 2010, we incurred income tax expense of $1.2 million reflecting our profitable operations for the year. Our effective tax rates for 2010 and 2009 were 34.0% and (24.5)%, respectively.

Exposure to Changes in Interest Rates

Our ability to maintain net interest income depends upon our ability to earn a higher yield on interest-earning assets than the rates we pay on deposits and borrowings.  The Company’s interest-earning assets consist primarily of longer term residential and commercial real estate mortgage loans and investment securities available for sale which have fixed rates of interest.  Consequently, our ability to maintain a positive spread between the interest earned on assets and the interest paid on deposits and borrowings can be adversely affected when market rates of interest rise.

Although longer term, fixed-rate mortgage loans made up a significant portion of our interest-earning assets at December 31, 2010, we maintained a significant portfolio of securities available-for-sale during the past few years, a significant portion of which bear adjustable interest rates, as well as an increased number of loans structured to include balloon payments due in three to five years or with shorter terms in order to better position us for a rising rate environment.  At December 31, 2010 and 2009, securities available-for-sale amounted to $62.4 million and $50.6 million, respectively, or 25.2% and 24.0%, respectively, of total assets at such dates. In addition, at December 31, 2010, 70.4% of our loan portfolio was comprised of loans with either balloon payments due in five years or less or with terms of five years or less. Pursuing this strategy will allow our interest-earning assets to reprice more rapidly in a rising interest rate environment.

Quantitative Analysis.  The Office of Thrift Supervision provides a quarterly report on the potential impact of interest rate changes upon the market value of portfolio equity.  Management reviews the quarterly reports from the Office of Thrift Supervision which show the impact of changing interest rates on net portfolio value.  Net portfolio value is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts.

Net Portfolio Value.  Our interest rate sensitivity is monitored by management through the use of a model which internally generates estimates of the change in our net portfolio value (“NPV”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The following table sets forth our NPV as of December 31, 2010:

Change in Interest Rates in Basis Points (Rate Shock)	Net Portfolio Value			NPV as % of Portfolio Value of Assets
	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)
300	$34,460	$(654)	(2.0)%	13.42%	(16)%
200	35,132	19	0.0	13.63	5
100	35,344	230	1.0	13.69	10
Static	35,113	--	--	13.59	--
(50)	34,763	(350)	(1.0)	13.46	(13)
(100)	35,279	166	0.0	13.63	5

Qualitative Analysis.   Our ability to maintain a positive “spread” between the interest earned on assets and the interest paid on deposits and borrowings is affected by changes in interest rates.  Our fixed-rate loans generally are profitable if interest rates are stable or declining since these loans have yields that exceed our cost of funds.  If interest rates increase, however, we would have to pay more on our deposits and new borrowings, if any, which would adversely affect our interest rate spread.  In order to counter the potential effects of dramatic increases in market rates of interest, we have for the past several years frequently structured our mortgage loans to provide for balloon payments of the principal due after three or five years as well as pursued the origination of loans with shorter terms such as commercial business loans and land loans. In addition, commencing in 2010 we began originating for sale those single-family loans with terms of 15 years or greater. As a result, we are not as susceptible to rising interest rates as we would be if our interest-earning assets were primarily comprised of long-term fixed-rate mortgage loans.  Interest rate floors limit our interest rate risk by limiting potential decreases in the interest yield on an adjustable-rate loan to a certain level.  As a result, we receive a minimum yield even if rates decline farther and the interest rate on the particular loan would otherwise adjust to a lower amount.  Conversely, interest rate ceilings limit the amount by which the yield on an adjustable-rate loan may increase to no more than six percentage points over the rate at the time of origination.  Finally, we intend to continue to emphasize the origination on shorter term consumer loans and commercial business loans which generally have terms of five years or less and/or bear adjustable rates.

Liquidity and Capital Resources

We maintain levels of liquid assets deemed adequate by management. We adjust our liquidity levels to fund deposit outflows, repay our borrowings and to fund loan commitments.  We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  We set the interest rates on our deposits to maintain a desired level of total deposits.  In addition, we invest excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements.  Our deposit accounts with the Federal Home Loan Bank of Dallas amounted to $422,000 and $774,000 at December 31, 2010 and 2009, respectively.

A significant portion of our liquidity consists of securities classified as available-for-sale and cash and cash equivalents.  Our primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts.  If we require funds beyond our ability to generate them internally, we have borrowing agreements with the Federal Home Loan Bank of Dallas which provide an additional source of funds.  At December 31, 2010, we did not have any advances from the Federal Home Loan Bank of Dallas and had $70.4 million in borrowing capacity.

At December 31, 2010, we had outstanding commitments to originate loans totaling $7.0 million. At December 31, 2010, certificates of deposit scheduled to mature in less than one year, totaled $66.7 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal, in a rising interest rate environment.  We intend to utilize our high levels of liquidity to fund our lending activities.  If additional funds are required to fund lending activities, we intend to sell our securities classified as available-for-sale as needed.

MBL Bank is required to maintain regulatory capital sufficient to meet tangible, core and total risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively.  At December 31, 2010, MBL Bank exceeded each of its capital requirements with ratios of 9.4%, 9.4% and 20.3%, respectively, and was deemed “well-capitalized” for regulatory capital purposes.

Payments Due Under Contractual Obligations

The following table summarizes our contractual cash obligations, consisting solely of certificates of deposit, at December 31, 2010.

	Total at December 31, 2010	Payments Due By Period
		To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Certificates of deposit	$79,502	$69,836	$9,665	$--	$--
Total contractual obligations	$79,502	$69,836	$9,665	$--	$--

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with accounting principles generally accepted in the United States of America, are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit and letters of credit.

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans in process at December 31, 2010.

	Total Amounts Committed at December 31, 2010	Amount of Commitment Expiration - Per Period
		To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Letters of credit	$111	$111	$--	$--	$--
Unused lines of credit	9,790	9,206	584	--	--
Undisbursed portion of loans in process	1,506	1,506	--	--	--
Commitments to originate loans	6,972	6,972	--	--	--
Total commitments	$18,379	$17,795	$584	$--	$--

Recent Accounting Pronouncements

The FASB has issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:   a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.  In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures: for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted.  Minden Bancorp is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, which codified the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.  ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration.  The implementation of this standard did not have an impact on Minden Bancorp’s consolidated financial position or results of operations.

In July 2010, the FASB issued ASU 20100-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.  This ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure.  The amendments in this ASU apply to all public and nonpublic entities with financing receivables.  Financing receivables include loans and trade accounts receivable.  However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments.  Minden Bancorp is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

As originally adopted, the effective date of ASU 2010-20 differed for public and nonpublic companies.  For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  The amendments that require disclosures about activity that occurs during a reporting period were to be effective for periods beginning on or after December 15, 2010.  For nonpublic companies, the amendments are effective for annual reporting periods ending on or after December 15, 2011.

ASU 2011-01 “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings” (Update No 2010-20).  The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities discussed above. Under the existing effective date in Update 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The delay is intended to allow the Financial Accounting Standards Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.  Minden Bancorp is currently reviewing the effect this Update will have on its consolidated financial statements.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

The Board of Directors
Minden Bancorp, Inc. and Subsidiary
Minden, Louisiana

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Minden Bancorp, Inc. and Subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of income, equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Minden Bancorp, Inc. and Subsidiary as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Heard, McElroy & Vestal, LLP

March 8, 2011
Shreveport, Louisiana

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2010 AND 2009
(in thousands, except shares and per share)

A S S E T S	2010	2009

Cash and noninterest-bearing deposits	$2,256	$3,190
Interest-bearing demand deposits	421	774
Federal funds sold	46,025	29,550
Total cash and cash equivalents	48,702	33,514

Investment securities:
Securities held-to-maturity (estimated market value of $140-2010 and $168-2009)	139	166
Securities available-for-sale, at estimated market value	62,436	50,630

First National Banker’s Bank stock, at cost	210	210
Federal Home Loan Bank stock, at cost	239	238
Loans, net of allowance for loan losses of $1,286-2010 and $1,001-2009	127,190	117,064
Accrued interest receivable	804	739
Premises and equipment, net	5,551	5,820
Other real estate owned	10	130
Prepaid and other assets	2,470	2,347

Total assets	$247,751	$210,858

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (CONTINUED)

DECEMBER 31, 2010 AND 2009
(in thousands, except shares and per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY	2010	2009

Liabilities:
Deposits:
Noninterest-bearing	$33,805	$30,830
Interest-bearing	178,280	156,936
Total deposits	212,085	187,766
Accrued interest payable	311	364
Stock escrow liability	10,230	-
Other liabilities	1,015	826
Total liabilities	223,641	188,956

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock-$.01 par value; authorized 1,000,000 shares; none issued-no rights/preferences set by board	-	-
Common stock-$.01 par value; authorized 4,000,000 shares; 1,454,750 shares issued and 1,365,316 shares- 2010 and 1,365,316 shares-2009 outstanding	15	15
Additional paid-in capital	16,575	16,572
Retained earnings	9,256	7,314
Accumulated other comprehensive income	267	82
	26,113	23,983

Unearned common stock held by Management Recognition and Retention Plan (MRRP) (6,100 shares-2010 and 7,408 shares-2009)	(60)	(78)

Unallocated common stock held by ESOP (7,856-2010 and 13,092 shares-2009 unreleased)	(95)	(155)
Treasury stock-at cost (89,434 shares-2010 and 2009)	(1,848)	(1,848)
Total stockholders’ equity	24,110	21,902

Total liabilities and stockholders’ equity	$247,751	$210,858

The accompanying notes are an integral part of the consolidated financial statements.

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(in thousands, except shares and per share)

	2010	2009
Interest and dividend income:
Loans, including fees	$7,752	$7,565
Investments-taxable:
Securities	764	765
Mortgage-backed securities	362	497
Other	64	37
Total interest and dividend income	8,942	8,864

Interest expense:
Interest-bearing demand deposits and savings	448	582
Certificates of deposit	1,396	1,865
Total interest expense	1,844	2,447
Net interest income	7,098	6,417
Provision for loan losses-Note 3	370	60

Net interest income after provision for loan losses	6,728	6,357

Noninterest income:
Customer service fees	741	616
Gain (noninterest) on sale of assets	5	73
Impairment charge on investment security	-	(2,822)
Other income	49	76
Total noninterest income (loss)	795	(2,057)

Noninterest expenses:
Salaries and benefits	2,245	2,356
Office occupancy expense	718	732
Professional fees and supervisory examinations	186	180
FDIC insurance premium	301	317
Computer department expenses	153	144
Other general and administrative expenses	507	461
Total noninterest expenses	4,110	4,190

Income before income taxes (benefit)	3,413	110

Income tax expense (benefit)	1,160	(27)

Net income	$2,253	$137

Earnings per share (EPS)-basic	$1.68	$.10
Diluted EPS	$1.59	$.10

The accompanying notes are an integral part of the consolidated financial statements.

MINDEN BANCORP. INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(in thousands, except per share)

		Additional		Accumulated Other
	Common	Paid-In	Retained	Comprehensive	Unearned	Unearned	Treasury
	Stock	Capital	Earnings	Income	MRRP	ESOP	Stock	Total
Balance December 31, 2008	$15	$16,497	$7,420	$(1,738)	$(23)	$(212)	$(1,855)	$20,104
Net income	-	-	137	-	-	-	-	137
Change in net unrealized gain on securities available for sale, net of taxes and reclassification adjustment ($938)	-	-	-	1,820	-	-	-	1,820
Total comprehensive income								1,957
MRRP shares awarded	-	59	-	-	-	-	-	59
Dividends ($0.43 per share)	-	-	(243)	-	-	-	-	(243)
Amortization of awards under	-
MRRP-net of release of MRRP/ESOP	-	16	-	-	-	-	-	16
Unearned MRRP/ESOP	-	-	-	-	(55)	57		2
Treasury stock sold	-	-	-	-	-	-	7	7
Balance December 31, 2009	15	16,572	7,314	82	(78)	(155)	(1,848)	21,902
Net income	-	-	2,253	-	-	-	-	2,253
Change in net unrealized gain on securities available for sale, net of taxes and reclassification adjustment $95	-	-	-	185	-	-	-	185
Total comprehensive income								2,438
Dividends ($0.55 per share)	-	-	(311)	-	-	-	-	(311)
Amortization of awards under
MRRP-net of release of MRRP/ESOP	-	3	-	-	18	60		81
Treasury stock purchased	-	-	-	-	-	-	-	-
Balance December 31, 2010	$15	$16,575	$9,256	$267	$(60)	$(95)	$(1,848)	$24,110

The accompanying notes are an integral part of the consolidated financial statements.

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(in thousands)

	2010	2009
Cash flows from operating activities:
Net income	$2,253	$137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	302	341
Provision for loan losses	370	60
Impairment charge on investment security	-	2,822
Deferred income taxes	(96)	(953)
MRRP and other expenses	80	80
Net accretion of securities	(1,450)	(578)
Gain on sale of assets	(5)	(73)
(Increase) decrease in prepaid expenses and accrued income	97	(709)
Increase (decrease) in dividends payable and other liabilities	134	(202)
Net cash provided by operating activities	1,685	925

Cash flows from investing activities:
Activity in available for sale securities:
Maturities, prepayments and calls	16,841	33,925
Purchases	(26,910)	(35,278)
Activity in held to maturity securities:
Maturities, prepayments and calls	28	430
Net increase in loans	(10,496)	(5,821)
Purchases of premises and equipment-net	(13)	(12)
Proceeds from sale of other real estate-net	120	361
Proceeds-sale of land	176	211
Net cash used by investing activities	(20,254)	(6,184)

Cash flows from financing activities:
Net increase in deposits	24,319	16,406
Dividends paid	(311)	(243)
Treasury stock sold	-	7
Stock escrow liability	10,230	-
Conversion expenses	(481)	-
Net cash provided by financing activities	33,757	16,170

Net increase in cash and cash equivalents	15,188	10,911

Cash and cash equivalents at January 1	33,514	22,603

Cash and cash equivalents at December 31	$48,702	$33,514

The accompanying notes are an integral part of the consolidated financial statements.

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(in thousands)

	2010	2009

Supplemental disclosures:
Interest paid on deposits and borrowed funds	$1,898	$2,682
Income taxes paid	$1,233	$1,079

Noncash investing and financing activities:
Transfer of loans to real estate owned	$621	$130

Increase in unrealized gain on securities available for sale	$280	$2,758

The accompanying notes are an integral part of the consolidated financial statements.

MINDEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

1.         Summary of Significant Accounting Policies

Minden Bancorp, Inc. is a savings and loan holding company (the “Company”) established in 2001.  MBL Bank (the “Bank”) is the wholly-owned subsidiary of the Company.  In 2006, the Company purchased Woodard Walker Insurance “WWI” Agency and sold WWI in 2009.  The Company’s significant assets and business activity are its investments in the Bank and WWI.  All intercompany transactions have been eliminated in consolidation of Minden Bancorp, Inc., MBL Bank, Minden Service, Inc. and WWI.  The Bank moved to its new main location at 100 MBL Bank Drive off Homer Road on March 19, 2007.  The Bank accepts customer demand, savings, and time deposits and provides residential mortgages, commercial mortgages, consumer and business loans to customers.  The Bank is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.  The Bank formed Minden Service, Inc. “MSI” as a wholly-owned subsidiary.  MSI’s sole purpose is to hold real estate for the Bank to use for further expansion.  MSI was liquidated in December 2010.

On December 11, 2001, the Board of Directors of Minden Building and Loan Association, a Louisiana chartered building and loan association, which changed its name to MBL Bank in 2007, adopted a plan of reorganization pursuant to which the Association converted to stock form and became the wholly-owned subsidiary of the Company.  In connection with the reorganization, the Company became a majority owned (55%) subsidiary of Minden Mutual Holding Company. On January 4, 2011, the “second-step” conversion of the Bank from the mutual holding company structure to the stock holding company structure pursuant to a Plan of Conversion and Reorganization adopted in September 2010 was completed.  Upon completion of the conversion and reorganization, Minden Bancorp, Inc., a newly formed Louisiana corporation (“new Minden Bancorp”), became the holding company for the Bank and owns all of the issued and outstanding shares of the Bank’s common stock.  In connection with the conversion and reorganization, 1,394,316 shares of common stock, par value $0.01 per share, of new Minden Bancorp were sold in subscription and community offerings to certain depositors of the Bank and other investors for $10.00 per share, or $13.9 million in the aggregate, and 984,889 shares of common stock were issued in exchange for the outstanding shares of common stock of the Company held by the “public” shareholders of the Company (all shareholders except Minden Mutual Holding Company).  Each share of common stock of the Company was converted into the right to receive 1.7427 shares of common stock of new Minden Bancorp in the conversion and reorganization.  Total shares outstanding of common stock of new Minden Bancorp immediately after the conversion and reorganization were 2,379,205. In addition, the Company’s employee stock ownership plan purchased in the offering 55,772 shares of common stock of new Minden Bancorp with proceeds of a loan from new Minden Bancorp. (See Note 20.)

Basis of Presentation.  In accordance with the subsequent events topic of the Accounting Standards Codification (“ASC”), the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of December 31, 2010.  In preparing these financial statements, the Company evaluated subsequent events through the date these financial statements were issued.

MINDEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

1.         Summary of Significant Accounting Policies (Continued)

Use of Estimates.  In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of foreclosed real estate, deferred tax assets and trading activities.

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

MINDEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

1.         Summary of Significant Accounting Policies (Continued)

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees for costs on originated loans.  Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method over the contractual life of the loan.

MINDEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

1.         Summary of Significant Accounting Policies (Continued)

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

MINDEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

1.         Summary of Significant Accounting Policies (Continued)

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

Advertising Costs.  Advertising costs are expensed as incurred.  Such costs (in thousands) amounted to approximately $45 and $29 for the year ended December 31, 2010 and 2009, respectively, and are included in noninterest expense.

Stock compensation.  The cost of employee services received in exchange for stock options and stock grants (RRP) is measured using the fair value of the award on the grant date and is recognized over the service period, which is usually the vesting period.

Treasury stock.  Common stock shares repurchased are recorded as treasury stock at cost. Shares of treasury stock are not deemed outstanding for earnings per share calculations.  The repurchases of shares of common stock were undertaken primarily in order to enhance stockholder value. All shares of treasury stock were cancelled in connection with the consummation of the second-step conversion. See Note 20.

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

MINDEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

1.         Summary of Significant Accounting Policies (Continued)

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

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, which codified the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.  ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration.  The implementation of this standard did not have an impact on Minden Bancorp’s consolidated financial position or results of operations.

In July 2010, the FASB issued ASU 20100-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.  This ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure.  The amendments in this ASU apply to all public and nonpublic entities with financing receivables.  Financing receivables include loans and trade accounts receivable.  However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments.  Minden Bancorp is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

As originally adopted, the effective date of ASU 2010-20 differed for public and nonpublic companies.  For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  The amendments that require disclosures about activity that occurs during a reporting period were to be effective for periods beginning on or after December 15, 2010.  For nonpublic companies, the amendments are effective for annual reporting periods ending on or after December 15, 2011.

MINDEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

1.         Summary of Significant Accounting Policies (Continued)

ASU 2011-01 “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings” (Update No 2010-20).  The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities discussed above. Under the existing effective date in Update 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The delay is intended to allow the Financial Accounting Standards Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.  Minden Bancorp is currently reviewing the effect this Update will have on its consolidated financial statements.

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

2.         Investment Securities

Securities held-to-maturity (in thousands) consist of the following at December 31, 2010 and 2009:

	2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

GNMA	$25	$-	$-	$25
FNMA	106	1	-	107
FHLMC	8	-	-	8
	$139	$1	$-	$140

	2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

GNMA	$27	$-	$-	$27
FNMA	130	2	-	132
FHLMC	9	-	-	9
	$166	$2	$-	$168

Securities available-for-sale (in thousands) consist of the following:

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Asset Management Funds (AMF)	$6,795	$121	$-	$6,916
FHLMC Voting Common Stock	11	-	7	4
Municipals	230	4	-	234
Agency Bonds (FNMA/FHLB)	35,118	216	110	35,224
CMO	2,027	-	20	2,007
FNMA ARM pools	9,683	77	49	9,711
FHLMC ARM pools	1,870	48	2	1,916
GNMA ARM pools	6,299	125	-	6,424
	$62,033	$591	$188	$62,436

MINDEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

2.         Investment Securities   (Continued)

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Asset Management Funds	$7,780	$-	$-	$7,780
FHLMC Voting Common Stock	11	5	-	16
Municipals	230	10	-	240
Agency Bonds (FNMA/FHLB)	28,608	6	86	28,528
FNMA ARM pools	4,360	39	10	4,389
FHLMC ARM pools	2,218	26	3	2,241
GNMA ARM pools	7,299	137	-	7,436
	$50,506	$223	$99	$50,630

The amortized cost and fair value (in thousands) of investment securities at December 31, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

One year or less	$9,062	$9,196	$-	$-
After 1 year thru 5 years	33,305	33,406	19	19
After 5 years thru 10 years	7,155	7,119	76	77
After 10 years	12,511	12,715	44	44
	$62,033	$62,436	$139	$140

At December 31, 2010, investment securities with a financial statement carrying amount (in thousands) of $55,029 were pledged to secure public and private deposits.  No gain or loss was recognized on investments in 2010 and 2009.  Maturities and calls are detailed on the statement of cash flows.

MINDEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

2.         Investment Securities   (Continued)

Information pertaining to securities with gross unrealized losses (in thousands) at December 31, 2010 and 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2010:
Federal agencies	$12,720	$110	$-	$-	$12,720	$110
FHLMC stock	3	7	-	-	3	7
Mortgage backed securities	5,283	67	423	5	5,706	71
	$18,006	$184	$423	$5	$18,429	$188

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2009:
Federal agencies	$12,963	$86	$-	$-	$12,963	$86
Mortgage backed securities	140	-	1,469	13	1,608	13
	$13,103	$86	$1,469	$13	$14,571	$99

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

The majority of these securities are guaranteed directly by the U.S. Government or other U.S. government agencies.  These unrealized losses relate principally to current interest rates for similar types of securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  As management had the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

MINDEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

2.         Investment Securities (Continued)

The Company also had a significant investment in a mutual fund, the Shay Asset Fund (“the Fund”) that invests in short-term adjustable-rate mortgage-backed securities.  During the third quarter of 2009, management determined that the Fund’s decline in market value was other-than-temporary impairment (OTTI) and recorded a write down (in thousands) of $2,822.  Due to the credit loss existing in the Fund and based upon the Fund not gaining significant market increases over the past year to year and a half and various other factors the credit was determined to be OTTI.  The account cost balance (in thousands) of $10,851 was written down to $8,029 in 2009 and that value became the new cost value of the Fund. Regulatory agencies were advised of the impairment. The Fund in 2009 and 2010 restricted cash withdrawals (in thousands) to $250 per quarter. The Bank withdrew (in thousands) $250 in 2009 and $1,000 in 2010.  The Bank liquidated this Fund in January 2011 at a small gain.

3.         Loans and Allowance for Loan Losses
The composition of the Company’s loan portfolio (in thousands) at December 31, 2010 and 2009, consisted of the following:

	2010	2009

First mortgage conventional loans:
Secured by one- to four-family residences	$56,281	$54,363
Commercial real estate	27,131	17,946
Commercial, other than real estate	12,177	10,190
Land	11,473	10,929
Consumer loans (including overdrafts of $44 and $33)	12,156	12,688
Loans secured by deposits	6,300	8,706
Construction loans	4,464	4,129
Total	129,982	118,952
Less: Allowance for loan losses	(1,286)	(1,001)
Unfunded construction loan commitments	(1,506)	(887)

Loans, net	$127,190	$117,064

MINDEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

3.         Loans and Allowance for Loan Losses (Continued)

Changes in the allowance for loan losses (in thousands) are summarized as follows:

	2010	2009

Balance, beginning of period	1,001	1,000
Provision for loan losses	370	60
Recoveries	37	5
Loans charged off	(122)	(64)
Balance, end of period	1,286	1,001

The Company charges a flat rate for the origination or assumption of a loan.  These fees are designed to offset direct loan origination costs and the net amount, if material, is deferred and amortized, as required by accounting standards.

Impaired loans are considered immaterial at December 31, 2010 and 2009 and no valuation allowance has been incurred on those loans.  Total non-accrual loans (in thousands) at December 31, 2010 and 2009 were $467 and $602, respectively.  Interest income (in thousands) of approximately $41 and $26 would have been recognized for the period ended December 31, 2010 and 2009, respectively, had the loans not been on non-accrual.

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

4.         Accrued Interest Receivable
Accrued interest receivable (in thousands) at December 31, 2010 and 2009, consists of the following:

	2010	2009

Loans	$575	$560
Mortgage-backed securities	51	47
Investment securities and other	178	132
Total accrued interest receivable	$804	$739

MINDEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

5.         Premises and Equipment

Premises and equipment (in thousands) are summarized as follows:

	2010	2009

Land and buildings	$5,683	$5,664
Furniture, fixtures and equipment	1,566	1,552
Total	7,249	7,216
Less-accumulated depreciation	(1,698)	(1,396)
Net premises and equipment	$5,551	$5,820

6.         Other Assets

Other assets (in thousands) consist of the following:

	2010	2009

Cash value of life insurance	$566	$540
Prepaid expenses	808	996
Deferred income taxes	614	616
Other real estate-MSI	-	195
Conversion cost/other	482	-
	$2,470	$2,347

The deferred tax asset noted above is primarily related to the timing difference in the impairment charge incurred on investments in 2009.

7.         Deposits

Deposits (in thousands) as of December 31, 2010 and 2009 are summarized as follows:

	2010	2009

Demand deposit accounts (including official checks of $346 in 2010 and $1,447 in 2009)	$119,083	$99,335
Passbook savings	13,500	12,302
Certificates of deposit:
0.00% – 0.99%	104	3
1.00% – 1.99%	72,329	36,884
2.00% – 2.99%	6,282	34,291
3.00% – 3.99%	451	4,564
4.00% – 4.99%	336	387
Total certificates of deposit	79,502	76,129
Total deposits	$212,085	$187,766

MINDEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

7.         Deposits  (Continued)

Scheduled maturities of certificates of deposit (in thousands) at December 31, 2010 are as follows:

	2011	2012	2013	Total

0.00% – 0.99%	$104	$-	$-	$104
1.00% – 1.99%	64,113	8,092	124	72,329
2.00% – 2.99%	4,832	390	1,059	6,282
3.00% – 3.99%	451	-	-	451
4.00% – 4.99%	336	-	-	336
	$69,836	$8,482	$1,183	$79,502

Included in deposits (in thousands) at December 31, 2010 and 2009 are $35,675 and $33,928, respectively, are certificates of deposit (CD) in denominations of $100,000 or more.  Deposit insurance coverage has been increased by regulation to cover deposits up to $250,000.

8.         Federal Income Taxes

Federal income tax expense (in thousands, except %) applicable to net income for the periods ended December 31, 2010 and 2009 was as follows:

	December 31
	2010	2009
	(in thousands)

Federal income taxes:
Current	$1,256	$926
Deferred	(96)	(953)
Income tax expense	$1,160	$(27)

The reconciliation of the effective income tax rate to the federal statutory rate is as follows for the years ended December 31:

	December 31
	2010	2009

Statutory federal income tax rate	34.0%	34.0%
Impairment charge	-	(58.5)%
Tax credits	-	(5.0)%
Various other items	-	5.0%
Effective income tax rate	34.0%	(24.5)%

MINDEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

8.         Federal Income Taxes (Continued)

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of our deferred tax liability are as follows at December 31, 2010 and 2009:

	December 31
	2010	2009
	(in thousands)
Deferred tax assets (liabilities):
Allowance for loan losses and credit losses	$107	$13
Impairment charge	959	959
Deferred compensation/stock options/incentive plans	118	98
Basis difference in premises and equipment	(433)	(412)
Basis difference on investments	(137)	(42)
Net deferred tax liability	$614	$616

In computing federal taxes on income under provisions of the Internal Revenue Code in years past, earnings appropriated by savings associations to general reserves were deductible in arriving at taxable income if certain conditions were met.  Retained earnings appropriated to federal insurance reserve at December 31, 2010 and 2009, includes appropriations of net income (in thousands) of prior years of $1,296, for which no provision for federal income taxes has been made.  If this portion of the reserve is used for any purpose other than to absorb losses, a tax liability will be imposed upon the Company at the then current federal income tax rate.

The Company, as required under GAAP, reviewed its various tax positions taken or expected to be taken in its tax return and has determined it does not have unrecognized tax benefits.  The Company does not expect that position to change significantly over the next twelve months.  The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of December 31, 2010, the Company has not accrued interest or penalties related to uncertain tax positions.

The Company files a U.S. federal income tax return.  The Company’s federal income tax returns for the tax years 2007 and beyond remain subject to examination by the IRS.  No significant state income taxes are applicable to the Company.

9.        Federal Home Loan Bank Advances

Federal Home Loan Bank (FHLB) advances represent short-term, fixed-rate borrowings from the Federal Home Loan Bank of Dallas.  The Bank has borrowed advances for periods from overnight to four and one-half months.  Interest rates paid on the advances vary by term and are set by the Federal Home Loan Bank.  There were no advances outstanding at December 31, 2010 and 2009.

The Bank has an available line of credit (in thousands) with the FHLB of $70,403 at December 31, 2010 with $70,403 available for use.

MINDEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

10.      Pension/ESOP Plan

In 2001, the Bank adopted a 401(k) retirement plan and discontinued its “SEP” plan, covering all employees based upon a year of service.  The Bank contributes up to a 6% match of the employees’ contribution based upon Board approval.  Plan contributions (in thousands) for December 31, 2010 and 2009 were $68 and $68, respectively.

The Company established an ESOP and loaned the ESOP $524 in July 2002 to purchase 52,371 shares of common stock, which amounted to 3.8% of the outstanding shares.  The remaining balance (in thousands) due of $125 is payable (in thousands) over one and a half years at $66 per year including interest.  The quarterly payments (in thousands) are $17 and annually aggregate $66.  The Bank made contributions to ESOP to enable it to make the note payment (in thousands) of $66 during each December 31 period, which is included in salaries and benefits on the income statement.  As the note is paid, the shares will be released and allocated to the participants of the ESOP.  As of December 31, 2010, 44,515 of those shares had been released.  The market value (in thousands) of the unreleased ESOP shares (7,856) at December 31, 2010 was approximately $128.

11.      Retained Earnings and Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below, in thousands) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2010, that the Bank met all capital adequacy requirements to which it is subject.

MINDEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

11.      Retained Earnings and Regulatory Capital (Continued)

As of December 31, 2010, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table (amounts in thousands).  The Bank’s actual capital amounts (in thousands) and ratios are also presented in the table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes:			Action Provisions:
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2010
Total capital (to Risk Weighted Assets)	$24,480	20.26%	$	≥9,666	≥8.0%	$	≥12,083	≥10.0%
Core (Tier I) Capital (to Risk Weighted Assets)	$23,143	19.15%		N/A	N/A	$	≥7,250	≥6.0%
Core (Tier I) Capital (to Total Assets)	$23,143	9.37%	$	≥7,410	≥4.0%	$	≥12,350	≥5.0%
Tangible Capital (to Total Assets)	$23,143	9.37%	$	≥3,705	≥1.5%		N/A	N/A

As of December 31, 2009
Total capital (to Risk Weighted Assets)	$21,598	19.04%	$	≥9,075	≥8.0%	$	≥11,343	≥10.0%
Core (Tier I) Capital (to Risk Weighted Assets)	$20,595	18.16%		N/A	N/A	$	≥6,806	≥6.0%
Core (Tier I) Capital (to Total Assets)	$20,595	9.78%	$	≥6,317	≥3.0%	$	≥10,528	≥5.0%
Tangible Capital (to Total Assets)	$20,595	9.78%	$	≥3,159	≥1.5%		N/A	N/A

Capital for the Company is not significantly different than those above for the Bank.  The following is a reconciliation of the Bank’s equity under GAAP to regulatory capital at the dates indicated (dollars in thousands):

	2010	2009

GAAP equity	$23,410	$20,933
Investment in nonincludable subsidiary	--	(256)
Accumulated other comprehensive unrealized gains	(267)	(82)
Tier 1 capital	23,143	20,595
Unrealized gains on available-for sale securities	51	2
Allowance for loan losses	1,286	1,003
Total capital	$24,480	$21,598

MINDEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

12.       Fair Value of Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.  FASB ASC Topic 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

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

MINDEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

12.       Fair Value of Financial Instruments (Continued)

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

The estimated fair values (in thousands), and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$48,702	$48,702	$33,514	$33,514
Securities available for sale	62,436	62,436	50,630	50,630
Securities held to maturity	139	140	166	168
FNBB & FHLB stock	449	449	448	448
Loans, net	127,190	126,795	117,064	118,656
Accrued interest receivable	804	804	739	739

Financial liabilities:
Deposits	212,085	212,276	187,766	187,766
Accrued interest payable	311	311	364	364

Off-balance sheet credit related to financial instruments:
Commitments to extend credit	16,873	16,873	9,170	9,170

Off-balance sheet derivative financial instruments:  None

The Company adopted FASB Accounting Standards Topic 820, “Fair Value Measurements” (Topic 820), as of January 1, 2008.  Topic 820 requires disclosures that stratify balance sheet amounts measured at fair value based on the inputs used to derive fair value measurements.  These strata included:

●
Level 1 valuations, where the valuation is based on quoted market prices for identical assets or liabilities traded in active markets (which include exchanges and over-the-counter markets with sufficient volume),

●
Level 2 valuations, where the valuation is based on quoted market prices for similar instruments traded in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market, and

MINDEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

12.       Fair Value of Financial Instruments (Continued)

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

Fair values of assets and liabilities (in thousands) measured on a recurring basis at December 31, 2010 and 2009 are as follows:

	Level 1	Level 2	Level 3	Fair Value

December 31, 2010:
Securities available for sale	$-	$62,436	$-	$62,436

	Level 1	Level 2	Level 3	Fair Value

December 31, 2009:
Securities available for sale	-	50,630	-	50,630

13.       Segment Reporting

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

MINDEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

14.       Stock Based Benefit Plans

The Company established the 2003 Recognition and Retention Plan and Trust Agreement (“RRP”), which is a stock-based incentive plan.  The RRP was approved by the shareholders at the Company’s annual meeting held May 15, 2003.

The Company authorized 26,186 shares of the Company’s common stock to be awarded under the RRP.  The Company had purchased 26,186 shares in the open market to fund the RRP as of December 31, 2004.  Shares subject to awards under the RRP shares vest at 20% per year under the plan.  As of December 31, 2010 and 2009, awards covering 25,100 shares, respectively, had been made.  The Company issued awards in 2009 for 5,424 shares and in 2008 for 1,122 shares.  During 2010 and 2009, 1,308 shares and 224 shares, respectively, vested and were issued.  As a result, expense for this plan is being amortized over a 60-month period and is based upon the market value of the Company’s stock as of the grant date of the awards which was $15.375 with respect to the outstanding awards through 2007.  The price for the 2008 awards was $20.85 and the 2009 awards were $11.00.  Compensation (in thousands) under the RRP for the years ended December 31, 2010 and 2009 was $21 and $21, respectively, and is included in salaries and benefits.

The Company established the 2003 Stock Option Plan (the “Option Plan”) under which 65,464 shares of Company stock are reserved for the grant of stock options to directors, officers and employees.  The Option Plan provides for vesting to participants at 20% per year.  The options expire in ten years.  The exercise price of the options is equal to the fair market value of the common stock on the grant date which was $15.375 with respect to the options prior to 2007; the price for the 2008 options was $20.85 and the 2009 option price was $11.00.  The Company issued 11,974 options in 2009 and 2,805 options in 2008 that vest over a five year period.  As of December 31, 2010, options covering 60,737 shares were outstanding.  Options totaling 49,475 shares were exercisable as of December 31, 2010.

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

MINDEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

14.       Stock Based Benefit Plans (Continued)

A summary of the status of the Company’s stock options is presented below:

	Total Options
	Number	Average	Average
	of	Exercise	Intrinsic
	Shares	Price	Value

Outstanding-December 31, 2007	47,080	$15.375
Granted	2,805	$20.85
Outstanding-December 31, 2008	49,885	$15.68
Granted	11,974	$11.00
Outstanding-December 31, 2010 and 2009	61,859	$14.79	$220,707
Options exercisable at period end	50,596		$181,290

Information pertaining to options outstanding at December 31, 2010 is as follows:

	Options Outstanding
		Weighted
		Average	Weighted
		Remaining	Average
Range of	Number	Contractual	Exercise
Exercise Prices	Outstanding	Life	Price

$15.375	47,080	2 years	$15.375
$10.01 - $15.00	11,974	7 years	$11.00
$20.01 and above	2,805	6 years	$20.85

Outstanding at end of period	61,859	3.2 years	$14.79

As of December 31, 2010, there were 50,596 shares exercisable at a weighted average price of $14.79.  The exercise prices of those options were between $11.00 and $20.85.

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value

Nonvested options, December 31, 2009	14,218	$12.87
Vested	(2,956)	$12.87
Nonvested options, December 31, 2010	11,262	$12.87

MINDEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

15.       Supplemental Retirement Benefit Agreement

The Bank has entered into supplemental retirement benefit agreements with three key executives.  The Agreement provides for monthly aggregate retirement benefits in the amount of $5,000 per month for ten to fifteen years from the date they retire for the executive group as a whole.  As of December 31, 2010 and 2009, a liability (in thousands) of $347 and $289, respectively, was accrued for the Agreements.

16.       Earnings Per Share (EPS)

EPS is calculated based on average weighted common shares outstanding less ESOP shares not released and less treasury stock.  The number of shares used in the EPS computation at December 31, 2010 was 1,342,946 and at December 31, 2009 was 1,344,199.  The difference with the total shares issued is due to treasury stock and recognition plan shares.

17.       Related Party Transactions

In the ordinary course of business, MBL Bank makes loans to directors, executive officers, principal shareholders, and other entities in which these individuals have 10% or more beneficial ownership.  Annual activity consisted of the following:

	2010	2009
	(in thousands)
Balance-beginning of period	$2,054	$2,149
New loans	5,281	1,195
Principal repayments	(5,505)	(1,290)
Balance-end of period	$1,830	$2,054

 Deposits (in thousands) from related parties held by MBL Bank at December 31, 2010 and 2009 amounted to $2,284 and $4,057, respectively.

18.       Commitments and Contingencies

In the ordinary course of business, the Bank has outstanding commitments on which management does not anticipate losses.  They include, among other things, commitments to extend credit and letters of credit undertaken in the normal course of business.  As of December 31, 2010 and 2009, the Bank had (in thousands) $16,873 and $9,170, respectively, of loan commitments and lines of credit outstanding, excluding loans in process.  Loan commitments totaled (in thousands) $6,972 with $5,535 being variable rate and $1,436 being fixed.  Rates on the fixed commitments range from 4.95% to 7.25%.  The variable commitments are primarily at 2% above Wall Street Journal prime.

MINDEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

18.       Commitments and Contingencies (Continued)

When entered into, these commitments represent off-balance sheet risk to the Bank, with the contractual notional amount representing the Bank’s exposure to credit loss in the event of nonperformance by the other party to the instruments.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  They generally have fixed expiration dates and require payment of a fee.  Since many commitments are expected to expire without being drawn upon, the total commitments do not necessarily represent future cash requirements.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis, and obtains an amount of collateral it deems sufficient.

19.       Insurance Agency

The Company sold the stock of WWI Agency in July 2009 and the insurance agency expiration list in July 2009.  The Company received (in thousands) $452 for the corporate stock of WWI and the insurance agency expiration list.  The Company recorded a gain (in thousands) of $70 on the sale.

20.       Plan of Conversion

On September 14, 2010, the Company announced that the Company, the Bank and Minden Mutual Holding Company had adopted a Plan of Conversion and Reorganization (the “Plan of Conversion”), which resulted in the Company’s and the Bank’s reorganization from the two-tier mutual holding company structure to the stock holding company structure (the “second-step conversion”). Pursuant to the Plan of Conversion, (i) Minden Mutual Holding Company converted to stock form and merged with and into the Company, with the Company being the surviving entity, (ii) the Company merged with and into a newly formed Louisiana corporation, Minden Bancorp, Inc. (“new Minden Bancorp”) with new Minden Bancorp being the survivor thereof, (iii) the shares of common stock of the Company held by persons other than Minden Mutual Holding Company were converted into shares of common stock of the new Minden Bancorp pursuant to an exchange ratio designed to preserve the percentage ownership interests of such persons, (iv) shares of common stock of the Company held by Minden Mutual Holding Company were canceled,  (v) shares of the common stock of the Bank held by the Company became owned by the new Minden Bancorp with the result that the Bank shall become the wholly owned subsidiary of new Minden Bancorp, and (vi) new Minden Bancorp offered and sold shares of its common stock to depositors of the Bank and others in the manner and subject to the priorities set forth in the Plan of Conversion. The second-step conversion was completed on January 4, 2011.

In connection with the second-step conversion, shares of the Company’s common stock owned by Minden Mutual Holding Company was canceled and new shares of common stock, representing the approximate 58.6% ownership interest of Minden Mutual Holding Company, were offered for sale by new Minden Bancorp. Concurrent with the completion of the offering, the Company’s existing public stockholders received a specified number of shares of new Minden Bancorp’s common stock for each share of the Company’s common stock they owned on the date the second-step conversion was completed, based on an exchange ratio that ensured that they owned approximately the same percentage of new Minden Bancorp’s common stock as they owned of the Company’s common stock immediately prior to the second-step conversion.

MINDEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

20.       Plan of Conversion (Continued)

At the time of the conversion, liquidation accounts were established for the benefit of certain depositors of the Bank by new Minden Bancorp and the Bank in an amount equal to the percentage ownership in the Company owned by Minden Mutual Holding Company multiplied by the Company’s stockholders’ equity as reflected in the latest statement of financial condition used in the final offering prospectus for the second-step conversion (June 30, 2010) plus the value of the net assets of Minden Mutual Holding Company as reflected in the latest statement of financial condition of Minden Mutual Holding Company prior to the effective date of the conversion. Neither new Minden Bancorp nor the Bank may declare or pay a cash dividend if the effect thereof would cause its equity to be reduced below either the amount required for the liquidation account or the regulatory capital requirements imposed by the Office of Thrift Supervision.

The transactions contemplated by the Plan of Conversion were subject to approval by the Company’s stockholders, depositors of the Bank, the Office of Thrift Supervision and the Louisiana Office of Financial Institutions which were all obtained.  Conversion costs were netted against the offering proceeds.  As of December 31, 2010, the Company had incurred (in thousands) approximately $481 of conversion costs.

As a result of the completion of the second-step conversion and offering, the newly formed holding company for MBL Bank, new Minden Bancorp became the holding company for MBL Bank, and Minden Mutual Holding Company and the Company ceased to exist.  As part of the conversion, each share of old Minden Bancorp common stock (other than shares owned by Minden Mutual Holding Company and treasury stock) was converted into the right to receive 1.7427 shares of new Minden Bancorp common stock.  A total of 1,394,316 shares of common stock were sold in the offerings, resulting in net proceeds of approximately $13.9 million. Approximately 984,889 additional shares of common stock of new Minden Bancorp were issued in exchange for shares of the Company. Total shares outstanding immediately after the offering and the exchange were 2,379,205 shares.

MINDEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

21.       Condensed Financial Statements of Parent Company

Financial information pertaining to Minden Bancorp, Inc. is as follows (in thousands, except shares) at or for the years ended December 31, 2010 and 2009.

Balance Sheets	2010	2009

Assets

Cash	$10,443	$963
Investment in subsidiaries	23,410	20,933
Other assets	487	6

Total assets	$34,340	$21,902

Liabilities and Stockholders’ Equity

Other liabilities (stock escrow)	10,230	-
Stockholders’ equity-net	24,110	21,902

Total liabilities and stockholders’ equity	$34,340	$21,902

Income Statements

Income	$6	$79
Expenses	35	42
	(29)	37
Equity in earnings of subsidiary	2,272	107

Income before income taxes	2,243	144

Income tax expense (benefit)	(10)	7

Net income	$2,253	$137

MINDEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

	2010	2009
Cash Flow Statement

Cash flows from operating activities:
Net income	$2,253	$137
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (income) of subsidiaries	(2,272)	(107)
Gain on sale of WWI	-	(70)
Other	61	(38)
Net cash provided (used) by operating activities	42	(78)

Cash flows from investing activities:
Proceeds from sale of WWI	-	452

Cash flows from financing activities:
Dividends paid	(311)	(243)
Stock escrow	10,230	-
Other	(481)	64
Net cash provided (used) by financing activities	9,438	(179)

Net increase (decrease) in cash and cash equivalents	9,480	195

Cash and cash equivalents at beginning of period	963	768

Cash and cash equivalents at end of period	$10,443	$963

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.  Controls and Procedures.

(a)           Our management evaluated, with the participation of our President and Chief Executive Officer and our Vice President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2010.  Based on such evaluation, our President and Chief Executive Officer and our Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

(b)           Management’s Report on Internal Control Over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

(c)           No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The Articles of Incorporation of Minden Bancorp provide that the board of directors of Minden Bancorp shall be divided into three classes, each of which will contain approximately one-third of the board, and that the members of each class shall be elected for staggered three-year terms, or until their successors are elected and qualified.

One class is to be elected annually. The number of directors currently authorized by resolution of the board is eight.

The following table sets forth certain information regarding the persons who serve as Minden Bancorp’s directors, all of whom also currently serve as directors of MBL Bank.  No director of new Minden Bancorp is related to any other director or executive officer by blood, marriage or adoption.  Ages are reflected as of December 31, 2010.   For purposes hereof, references to Minden Bancorp include its predecessor Minden Bancorp, Inc., a federal corporation, which merged with and into Minden Bancorp (which was initially formed in September 2010) on January 4, 2011 in connection with the second-step conversion of MBL Bank to the stock holding company structure.

Name	Age	Principal Occupation During the Past Five Years/Public Directorships	Year Term Expires	Director Since(1)

Russell A. Adams	85	Director and Secretary of the board of directors. Retired. Previously, served as President of MBL Bank, Minden, Louisiana, from 1960 to 1987. Mr. Adams brings to the board perspective and experience gained as a director for fifty years and managing officer of MBL Bank for more than 25 years.	2013	1960

Jack E. Byrd, Jr.	64
Director. President and Chief Executive Officer of Minden Bancorp since January 2008; Chairman of the Board since September 2010; previously Senior Financial Advisor of Minden Bancorp and MBL Bank since April 2, 2007; previously President, Regions Bank of North Louisiana, from 1999 to March 2007; previously President of Minden Bank & Trust Company from 1989 until its merger with Regions Bank in 1999.

As Chairman, President and Chief Executive Officer, Mr. Byrd brings to the board knowledge of Minden Bancorp’s operations, as well as perspective on its strengths, challenges and opportunities. He also brings more than 30 years of involvement in community banking in Webster Parish.
			2013	2007

(Footnote on page 91)

Name	Age	Principal Occupation During the Past Five Years/Public Directorships	Year Term Expires	Director Since(1)

John P. Collins	63	Director. Owner and President of A.J. Price, Inc., an auto parts store, Minden, Louisiana, since 1970 and owner and President of A.J. Price Tire, LLC, Benton, Louisiana, since 2005. Mr. Collins brings to the board entrepreneurial and business management experience from successfully managing a business for 40 years. Mr. Collins also lives and works in Minden.	2012	2000

A. David Evans	69	President and Chief Executive Officer of MBL Bank from July 1989 to January 2008 and of Minden Bancorp from July 2002 to January 2008; Chairman of the Board of the predecessor of Minden Bancorp from 2002 to 2011 when it merged into Minden Bancorp. Mr. Evans brings to the board knowledge of Minden Bancorp’s operations through his service as President and Chief Executive Officer of Minden Bancorp for six years and of MBL Bank for 19 years. He also brings extensive knowledge of and familiarity with the market area in which we operate.	2011	1989

Michael S. Harper	59	Director. President and owner of Harper Motors, Inc., Minden, Louisiana from 1996 to present; President and owner of Julian Foy Motors, Inc., Many, Louisiana since 2003. Mr. Harper brings to the board his entrepreneurial and business management experience from successfully operating two automobile dealerships in Webster and Sabine Parishes as well as his in-depth knowledge of the communities that we serve.	2013	2004

F. Dare Lott, Jr.	60	Director. Veterinarian and owner of the Minden Animal Clinic, Minden, Louisiana, since 1974; President of Plantation Farm, Minden, Louisiana, since 2009; owner and President of PetCare Animal Hospital, Haughton, Louisiana since 2006; President of I-20 Equine Associates, Minden, Louisiana, since 2002. Mr. Lott brings to the board his entrepreneurial and business management experience from successfully managing a number of businesses including operating a successful veterinary practice for more than 35 years. He also has extensive knowledge of Minden and the surrounding communities.	2012	1981

(Footnote on following page)

Name	Age	Principal Occupation During the Past Five Years/Public Directorships	Year Term Expires	Director Since(1)

Michael W. Wise	52	Director. Certified Public Accountant with Jamieson Wise and Martin, Minden, Louisiana, since 1980. Mr. Wise brings to the board extensive financial experience as well as experience in public accounting resulting from his operation of an accounting firm for 30 years.	2012	2000

R.E. Woodard, III	58	Director. Certified financial planner for Lincoln Financial Group, an insurance and investment management company headquartered in Philadelphia, Pennsylvania, since 1975. Mr. Woodard brings to the board his extensive knowledge of the insurance industry as well as his knowledge of the local business community.	2011	2000

(1)	Includes a service as a director of Minden Bancorp’s predecessor and MBL Bank.

Director Independence.  Although members of Minden Bancorp’s board of directors are not subject to the independence standards set forth in the Nasdaq listing standards since the common stock of Minden Bancorp is not a listed security, the board has determined that a majority of its members (Messrs. Adams, Collins, Harper, Lott, Wise and Woodard) would be independent under such standards.

Executive Officers Who Are Not Directors.  The following individuals currently serve as executive officers of Minden Bancorp.  Age is reflected as of December 31, 2010.  References to Minden Bancorp include its predecessor, Minden Bancorp, Inc., a federal corporation.

Name	Age	Principal Occupation During the Past Five Years
Becky T. Harrell	59	Chief Financial Officer and Treasurer of MBL Bank since 2002. Treasurer of Minden Bancorp since 2002 and Chief Financial Officer and Treasurer since September 2010.

Michael P. Burton	50
Senior Vice President and Senior Loan Officer as well as Secretary of Minden Bancorp since 2002.  Senior Loan Officer of MBL Bank from April 2001 to June 2002 and Senior Vice President and Senior Loan Officer since July 2002.

In accordance with Minden Bancorp’s bylaws, our executive officers are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal by the board of directors.  There are no arrangements or understandings between Minden Bancorp and such persons pursuant to which they were elected as executive officers of Minden Bancorp and such officers are not related to any director or officer of Minden Bancorp by blood, marriage or adoption.

Membership on Certain Board Committees.

The board of directors of Minden Bancorp has established an Audit Committee, a Nominating and Corporate Governance Committee, a Compensation Committee and a Strategic Planning Committee.

Nominating Committee. Minden Bancorp is not currently subject to the listing requirements of the Nasdaq Stock Market. However, subsequent to the completion of the second-step conversion in January 2011 it created a Nominating and Corporate Governance Committee (the “Nominating Committee”).  The Nominating Committee recommends to the full Board, nominees for election as directors. The nominating committee also considers whether to nominate any person nominated pursuant to the provisions of Minden Bancorp’s bylaws relating to shareholder nominations.  Each member of the nominating committee is independent within the meaning of the listing standards of the Nasdaq Stock Market. The current members of the nominating committee are Messrs. Harper (Chairman), Lott and [Collins].  Prior to the completion of the second step conversion, the full board acted as the nominating committee and met once in 2010. A copy of the Nominating and Corporate Governance Committee charter can be viewed on our website at www.mblminden.com.

Nominees for director of Minden Bancorp are considered by the Nominating Committee and recommended to the full Board of Directors.  The Nominating Committee and will consider candidates for director suggested by other directors, as well as our management and shareholders.  A shareholder who desires to recommend a prospective nominee for the board should notify our Secretary in writing with whatever supporting material the shareholder considers appropriate.  Our Articles of Incorporation provide that, subject to the rights of the holders of any class or series of stock having a preference over the common stock as to dividends or upon liquidation, all nominations for election to the board of directors, other than those made by or at the direction of the board, shall be made by a shareholder who has complied with the notice provisions in the Articles of Incorporation.  Written notice of a shareholder nomination generally must be communicated to the attention of the Corporate Secretary and either delivered to, or mailed and received at, our principal executive offices not later than, with respect to an annual meeting of shareholders, 120 days prior to the anniversary date of the mailing of proxy materials by us in connection with the immediately preceding annual meeting of shareholders.  For our annual meeting in 2011, this notice must have been received by January 31, 2011.

Audit Committee.  The Audit Committee currently consists of Messrs. Lott, Wise and Woodard. Dr. Lott serves as Chairman of the Committee, all of who are independent directors as defined in the rules of the Nasdaq Stock Market and the rules and regulations of the Securities and Exchange Commission.  The Audit Committee reviews audit reports prepared by our independent registered public accounting firm, recommends appointment of outside auditors and reviews internal audits.

Minden Bancorp has determined that Mr. Wise meets the requirements adopted by the Securities and Exchange Commission for qualification as the Audit Committee’s financial expert.  An audit committee financial expert is defined as a person who has the following attributes:  (i) an understanding of accounting principles generally accepted in the United States of America and financial statements; (ii) the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and allowances; (iii) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity or accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the registrant’s financial statements, or experience actively supervising one or more persons engaged in such activities; (iv) an understanding of internal controls and procedures for financial reporting; and (v) an understanding of audit committee functions. The members of Minden Bancorp’s Audit Committee are not subject to the “independence” requirement set forth in the Nasdaq listing standards. The Audit Committee met six times in 2010. A copy of the Audit Committee charter can be viewed on our website at www.mblminden.com.

Strategic Planning Committee.  The Strategic Planning Committee meets to discuss long-range planning considerations.  The Strategic Planning Committee, which currently consists of Messrs. Evans (Chairman), Byrd,  Lott and Woodard met twice during 2010.

Compensation Committee. The Compensation Committee assists the board of directors in carrying out its responsibilities with respect to overseeing the compensation policies and practices of Minden Bancorp with its focus primarily on the provision of stock benefits.  The Compensation Committee currently consists of Messrs. Lott (Chairman), Collins and Woodard. The Compensation Committee did not meet in 2010.  The Human Resource Committee of MBL Bank is composed of the same individuals and meets periodically to review and establish senior executive compensation including salaries, bonuses, perquisites and deferred/retirement compensation. The Human Resource Committee of MBL Bank met one time in 2010.  A copy of our Compensation Committee charter can be viewed on our website at www.mblminden.com.

Membership on Certain Board Committees after the Conversion and Offering

Following completion of the conversion and offering, the board of directors of  Minden Bancorp established an Audit Committee, Compensation Committee and a Nominating Committee.  The following table sets forth the membership of such committees as of the date of this Annual Report on Form 10-K.

Directors	Audit	Compensation	Nominating
John P. Collins		X	X
Michael S. Harper			X
F. Dare Lott, Jr.	X	X	X
Michael W. Wise	X
R.E. Woodard, III	X	X

Board Leadership Structure and the Board’s Role in Risk Oversight

Mr. Byrd serves as the Chairman, President and Chief Executive Officer of the existing Minden Bancorp.  The board of directors of Minden Bancorp has determined that the appointment of our President and Chief Executive Officer as the Chairman of the board of  Minden Bancorp will promote a unity of vision for Minden Bancorp as its continues to implement its strategic goals, including completing its transformation to a community bank.  In addition, the President and Chief Executive Officer is the director most familiar with our business and operations and is best situated to lead discussions on important matters affecting the business of new Minden Bancorp. By combining the President and Chief Executive Officer and Chairman positions, the board believes there is a firm link between management and the board which promotes the development and implementation of our corporate strategy and goals. The board is aware of the potential conflicts that may arise when an insider chairs the board, but believes these will be limited by existing safeguards which include the fact that as a financial institution holding company, the operations of new Minden Bancorp will be highly regulated.

Board’s Role in Risk Oversight

Risk is inherent with every business, particularly financial institutions. We face a number of risks, including credit risk, interest rate risk, liquidity risk, operational risk, strategic risk and reputational risk.  Management is responsible for the day-to-day management of the risks Minden Bancorp faces, while the board, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, the board of directors ensures that the risk management processes designed and implemented by management are adequate and functioning as designed.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the officers and directors, and persons who own more than 10% of Minden Bancorp’s common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and greater than 10% shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file.  We know of no person who owns 10% or more of Minden Bancorp’s common stock.

Based solely on our review of the copies of such forms furnished to us, or written representations from our officers and directors, we believe that during, and with respect to, the fiscal year ended December 31, 2010, our officers and directors complied in all respects with the reporting requirements promulgated under Section 16(a) of the Securities Exchange Act of 1934.

Code of Conduct and Ethics

The Company has adopted a Code of Conduct and Ethics that applies to its principal executive officer and principal financial officer, as well as other officers and employees of the Company and the Bank. A copy of the Code of Conduct and Ethics is available on the Company’s website at www.mblminden.com.

Item 11.  Executive Compensation.

Summary Compensation Table

The following table sets forth a summary of certain information concerning the compensation paid by MBL Bank for services rendered in all capacities during the fiscal years ended December 31, 2010 and 2009 to the principal executive officer and the two other executive officers whose total compensation exceeded $100,000 during fiscal 2010.  Minden Bancorp, the holding company of MBL Bank, does pay separate cash compensation to its executive officers.

	Fiscal Year			Stock Awards(1)	Option Awards(1)	All Other
Name and Principal Position		Salary	Bonus			Compensation(2)	Total
Jack E. Byrd, Jr.	2010	$191,667	$30,099	$--	$--	$60,622	$282,388
Chairman, President and Chief Executive Officer	2009	150,000	25,099	59,664	53,269	52,176	340,207

Becky T. Harrell	2010	77,083	12,000	--	--	23,776	112,860
Chief Financial Officer	2009	74,583	11,500	--	--	25,574	111,677

Michael P. Burton	2010	114,000	22,500	--	--	27,864	164,364
Senior Vice President and Senior Loan Officer	2009	110,977	21,500	--	--	27,691	160,168

(1)
Reflects the grant date value in accordance with FASB ASC Topic 718 for awards of restricted stock and stock options that were granted during the fiscal year.  The valuation of the restricted stock awards is based on a grant date fair value of $11.00.  The assumptions used in valuing the stock option awards are set forth in Note 14 to the Consolidated Financial Statements included in this Form 10-K. Mr. Byrd was granted in January 2009 (i) an option covering 11,974 shares and (ii) restricted stock awards covering 5,424 shares. The restricted stock awards and options vest pro rata over five years beginning in January 2010.

(2)
Includes contributions by MBL Bank of $13,006, $8,130 and $5,315 to the accounts of Messrs. Byrd and Burton and Ms. Harrell, respectively, under the MBL Bank 401(k) Plan during fiscal 2010. Also includes the fair market value ($16.25) on December 31, 2010, the date shares of Minden Bancorp common stock were deemed allocated, multiplied by the 869.9751, 580.6993 and 380.9236 shares  (estimated) allocated to the employee stock ownership plan accounts of Messrs. Byrd and Burton and Ms. Harrell, respectively, during fiscal 2010.  Also includes $9,271 and $5,298 accrued for the benefit of Ms. Harrell and Mr. Burton, respectively, pursuant to supplemental executive retirement agreements. Includes $23,800 in directors’ fees paid to Mr. Byrd during fiscal 2010.  In addition, includes dividends paid on restricted stock awards in fiscal 2010 to Mr. Byrd and the expense of providing company-owned automobiles for Messrs. Byrd and Burton and Ms. Harrell.

Outstanding Equity Awards at Fiscal Year-End

No awards of stock options or restricted stock were made in fiscal 2010.  Minden Bancorp granted awards of restricted stock and stock options during fiscal 2009 to Mr. Byrd as described above.  The table below sets forth outstanding equity awards at our fiscal year-end, December 31, 2010, to Messrs. Byrd and Burton and Ms. Harrell.

					Stock Awards(1)
	Option Awards				Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested(3)
	Number of Securities Underlying Unexercised Options(1)		Option Exercise Price	Option Expiration Date
Name	Exercisable	Unexercisable
Jack E. Byrd, Jr.	1,955	2,933	$11.96	4/8/2018	5,013	(2)	$81,461
	4,172	16,695	6.31	1/13/2019	--		--
Becky T. Harrell	10,456	--	8.82	5/15/2013	--		--
Michael P. Burton	13,941	--	8.82	5/15/2013	--		--

(1)
Takes into account the effect of the second-step conversion which was completed on January 4, 2011.  The number of shares of common stock subject to options and unvested restricted stock awards were adjusted for the exchange ratio of 1.7427.

(2)
Includes a grant during fiscal 2009 of restricted stock in the amount of 5,424 shares which commenced vesting at the rate of 20% per year commencing on January 13, 2010.  The number of unvested shares reflected in the table has not been adjusted to reflect the application of the exchange ratio. As of January 4, 2011, upon completion of the second-step conversion, the number of unvested shares was adjusted to 8,737.

(3)
Calculating by multiplying the closing price of our common stock on December 31, 2010, which has $16.25, by the number of shares of common stock underlying Mr. Byrd’s stock awards.  Using the closing price ($12.85) on January 5, 2011, the first trading day after the completion of the second step conversion, and applying the exchange ratio the value would be $112,270.

Option Exercises and Stock Vested

The following table provides information concerning the vesting of stock awards for the one named executive officer who had stock awards vest during 2010, on an aggregate basis. No named executive exercised any stock options during 2010.  Since shares subject to the restricted stock award vested prior to the completion of the second-step conversion in January 2011, no adjustment has been applied with respect to the number of shares to take into account the exchange ratio.

	Stock Awards
	Number of Shares Acquired on Vesting	Value Received
Name		on Vesting
Jack E. Byrd, Jr.	1,309	$19,682

Employment Agreement

MBL Bank entered into an employment agreement with Mr. Byrd dated January 1, 2009.  The employment agreement is designed to comply with Section 409A of the Internal Revenue Code.  MBL Bank has agreed to employ Mr. Byrd for a term of three years in his current positions of President and Chief Executive Officer.  The agreement with Mr. Byrd is at his current salary level, subject to periodic adjustment in the discretion of the board.  The employment agreement will be reviewed annually by the board of directors of MBL Bank.  The term of Mr. Byrd’s employment agreement shall be extended annually for a successive additional one-year period unless either party elects, not less than 60 days prior to the anniversary date, not to extend the employment term.

The employment agreement is terminable with or without cause by MBL Bank.  Mr. Byrd has no right to compensation or other benefits pursuant to the employment agreement for any period after voluntary termination or termination by MBL Bank for cause or Mr. Byrd’s death.  The agreement provides for certain benefits in the event of Mr. Byrd’s disability or retirement.  In the event that (1) the employment agreement is terminated by MBL Bank other than for cause, disability, retirement or death or (2) Mr. Byrd terminates his employment because MBL Bank takes certain adverse actions with respect to his employment prior to a change in control, then Mr. Byrd will be entitled to a cash severance payment.  The amount of such cash severance will be equal to two times his annual compensation (as defined in the agreement), plus the continuation of certain miscellaneous fringe benefits.  Mr. Byrd will also receive a lump sum cash payment equal to the projected cost to MBL Bank of providing benefits to Mr. Byrd under certain benefit plans of MBL Bank until the expiration of the remaining term of his employment agreement, without giving effect to the notice of termination of employment.  If, following a change in control, as defined below, Mr. Byrd’s employment is terminated as a result of certain adverse actions taken with respect to his employment, or by MBL Bank other than for cause, disability, retirement or Mr. Byrd’s death, then he will be entitled to a cash severance payment equal to three times his annual compensation, plus the continuation of certain miscellaneous fringe benefits and payment of the lump sum cash payment under certain plans of MBL Bank until the expiration of the remaining term of his employment agreement as described above.  In the event of a change in control, the cash severance payment to Mr. Byrd is subject to reduction pursuant to Section 280G of the Internal Revenue Code of 1986, as amended, as discussed below.

The employment agreement contains a non-compete provision that restricts Mr. Byrd’s employment and business activities if his employment with MBL Bank is terminated.  The non-compete provision, however, is not applicable if his employment is terminated for cause or following a change in control of Minden Bancorp.  Under the non-compete provision, Mr. Byrd may not become an officer, employee, consultant, director or trustee of another bank, or its affiliate, in Webster Parish or the surrounding parishes.  The non-compete provision of each employment agreement has a term of two years from the date of the executive officer’s termination of employment with MBL Bank.

A change in control is generally defined in the employment agreement to include any change in ownership of MBL Bank or Minden Bancorp, any change in the effective control of MBL Bank or Minden Bancorp, or a change in the ownership of a substantial portion of the assets of MBL Bank or Minden Bancorp, in each case as provided under Section 409A of the Internal Revenue Code.

The employment agreement provides that if any of the payments to be made under the employment agreement or otherwise upon termination of the executive officer’s employment are deemed to constitute “parachute payments” within the meaning of Section 280G of the Code, then such payments and benefits will be reduced by the minimum amount necessary to result in the payments not exceeding three times the recipient’s average annual compensation which was includable in the recipient’s gross income during the most recent five taxable years. As a result, none of the severance payments will be subject to a 20% excise tax, and MBL Bank will be able to deduct such payments as compensation expense for federal income tax purposes.

Benefit Plans

Supplemental Executive Retirement Agreement.  MBL Bank entered into supplemental executive retirement agreements with Messrs. Evans and Burton and Ms. Harrell which were amended and restated in 2008 in order to comply with Section 409A of the Internal Revenue Code.  Under the agreement with Mr. Evans, in consideration for remaining in the employ of MBL Bank until attaining age 70, Mr. Evans will receive a supplemental annual benefit of $36,000 for a period of 10 years. Beginning in 2011, Mr. Evans commenced receiving payments pursuant to the supplemental executive retirement agreement in the amount of $3,000 per month. If Mr. Evans dies before the supplemental benefits are paid for 10 years, the remaining supplemental benefits will be paid to his beneficiary or estate over the remaining period. The unfunded plan represents only a promise on the part to pay the benefits thereunder and is subject to the claims of its creditors.

The agreements with Ms. Harrell and Mr. Burton are substantially similar to the agreement with Mr. Evans except that the service requirement is until age 65 rather than to age 70 and the annual supplemental benefit for each officer is $12,000 rather than $36,000, in each case to be paid for a period of 15 years rather than 10 years.  In the event that Ms. Harrell or Mr. Burton die after they retire but before the supplemental benefits are paid for 15 years, the remaining supplemental benefits will be paid to his or her beneficiary or estate over the remaining period. In the event Ms. Harrell or Mr. Burton die before retirement, their supplemental benefits will be paid to his or her beneficiary or estate over the 15-year period commencing in the month following death. In the event of Ms. Harrell’s or Mr. Burton’s disability, MBL Bank will pay the annual supplemental benefit for the 15 year period commencing in the month next following the determination of his or her disability.

During 2010, MBL Bank accrued approximately $58,000 in the aggregate with respect to its obligations under the agreements.

Director Compensation.

Directors of new Minden Bancorp who also serve as directors of MBL Bank initially are compensated by Minden Bancorp but compensated by MBL Bank for such service.  It is not anticipated that separate compensation will be paid to Minden Bancorp’s directors who also serve as directors of MBL Bank until such time as such persons devote significant time to the separate management of Minden Bancorp’s affairs, which is not expected to occur unless we become actively engaged in additional businesses other than holding the stock of MBL Bank.  We may determine that such compensation is appropriate in the future. The primary elements of MBL Bank’s director compensation program consist of equity compensation and cash compensation.

During fiscal 2010, members of MBL Bank’s board of directors received $1,200 per regular board meeting held.  Board fees are subject to periodic adjustment by the board of directors. Each director also receives a retainer which is paid each January for services provided in the prior fiscal year. For services performed during fiscal 2010, each director received an annual retainer of $8,000. Directors receive no additional compensation for service on committees. The members of the board may also receive bonuses in December of each year.

The table below summarizes the total compensation paid to our non-employee directors for the fiscal year ended December 31, 2010.

Name	Fees Earned or Paid in Cash	All Other Compensation		Total
Russell A. Adams	$25,000	$--		$25,000
John P. Collins	23,800	--		23,800
A. David Evans	23,800	43,303	(2)	67,103
Michel S. Harper	23,800	--		23,800
A. Loye Jones(1)	23,800	--		23,800
F. Dare Lott, Jr.	23,800	--		23,800
Michael W. Wise	23,800	--		23,800
R.E. Woodard, III	23,800	--		23,800

(1) Mr. Jones retired effective December 23, 2010.

(2) Reflects the amount accrued for Mr. Evans’ benefit pursuant to his supplemental executive retirement agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 15, 2011, certain information as to the common stock of Minden Bancorp beneficially owned by (i) each person or entity, including any “group” as that term is used in Section 13(d)(3) of the Exchange Act, who or which was known to Minden Bancorp to be the beneficial owner of more than 5% of the issued and outstanding common stock; (ii) the Minden Bancorp, Inc. Employee Stock Ownership Plan;  (iii) the directors of Minden Bancorp; (iv) certain executive officers of Minden Bancorp; and (v) all directors and executive officers of Minden Bancorp as a group.

Name of Beneficial Owner or Number of Persons in Group	Amount and Nature of Beneficial Ownership as of March 15, 2011(1)		Percent of Common Stock
Minden Bancorp, Inc. Employee Stock Ownership Plan 100 MBL Bank Drive Minden, Louisiana 71055	121,115		5.1%

Directors:
Russell A. Adams(2)	29,270		1.2
Jack E. Byrd, Jr.(2)(3)	98,871		4.1
John P. Collins(2)(4)	60,410		2.5
A. David Evans(2)(5)	86,019		3.6
Michael S. Harper(6)	33,735		1.4
F. Dare Lott, Jr.(2)	55,556		2.3
Michael W. Wise(2)(7)	21,556		*
R. E. Woodard, III(2)(8)	88,075		3.7

Other Executive Officers:
Michael P. Burton(2)(9)	52,199		2.2
Becky T. Harrell(2)(10)	33,313		1.4

All Directors and Executive Officers of Minden Bancorp as a group (10 persons)	559,004	(11)	22.6

*        Represents less than 1% of the outstanding stock.

(1)
Based upon information furnished by the respective individuals.  Under regulations promulgated pursuant to the Exchange Act, shares of common stock are deemed to be beneficially owned by a person if he or she directly or indirectly has or shares (a) voting power, which includes the power to vote or to direct the voting of the shares, or (b) investment power, which includes the power to dispose or to direct the disposition of the shares.  Unless otherwise indicated, the named beneficial owner has sole voting and dispositive power with respect to the shares.  None of the shares reflected as being beneficially owned by executive officers and directors are pledged as security.

(footnotes continued on next page)

(2)	(a)	Includes options to acquire shares of Minden Bancorp common stock that are exercisable within 60 days of March 15, 2011, under our 2003 Stock Option Plan as follows:

Name	Number of Shares

Russell A. Adams	4,888

Jack E. Byrd, Jr.	11,276

John P. Collins	4,888

A. David Evans	28,318

F. Dare Lott, Jr.	4,888

Michael W. Wise	4,888

R.E. Woodard, III	4,888

Michael P. Burton	13,941

Becky T. Harrell	10,456

(b)
Includes shares over which the directors or officers have voting power but which have not vested which have been granted pursuant to our 2003 Recognition and Retention Plan and Trust Agreement and are held in the associated trust, as follows:

Name	Number of Shares

Jack E. Byrd, Jr.	6,844

(3)	Includes 15,000 shares held by Mr. Byrd’s spouse and 4,046 shares allocated to Mr. Byrd pursuant to the ESOP.

(4)	Includes 21,783 shares held by Mr. Collin’s spouse.

(5)	Includes 1,197 shares held by Mr. Evans’s spouse and 17,427 shares held by a private family foundation for which Mr. Evans serves as secretary/treasurer.

(6)	Includes 10,000 shares held in 401(k) Plan.

(7)	Includes 300 shares held by Mr. Wise’s minor children and 5,000 shares held in a 401(k) maintained by the accounting firm of which he is a joint owner.

(8)	Includes 60,207 shares held by a company in which Mr. Woodard owns a 13.5% interest.

(9)	Includes 8,842 shares held jointly with his father, 392 shares held by Mr. Burton’s spouse, 2,617 shares held jointly with his spouse and 12,823 shares allocated to Mr. Burton pursuant to the ESOP.

(10)	Includes 43 shares held by Ms. Harrell’s daughter and 8,730 shares allocated to Ms. Harrell pursuant to the ESOP.

(11)	Includes options covering 88,431 shares which are exercisable within 60 days of March 15, 2011 and 25,599 shares allocated to executive officers pursuant to the ESOP.

Equity Compensation Plan Information.  The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees; such as directors) in effect as of December 31, 2010. The amounts reflected have been adjusted to apply the exchange ratio as a result of the second-step conversion.

Plan Category	Number of Shares to be Issued Upon the Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options	Number of Shares Available for Future Issuance (Excluding Shares reflected in First Column)

Equity compensation plans approved by security holders	110,856	(1)	$	3,847	(2)

Equity compensation plans not approved by security holders	--		$

(1)           Includes 5,014 shares subject to restricted stock awards which were not vested as of December 31, 2010.

(2)           Includes 1,982 shares available for grant as restricted stock awards as of December 31, 2010.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

MBL Bank offers extensions of credit to its directors, officers and employees as well as members of their immediate families for the financing of their primary residences and other proposes.  These loans are made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to MBL Bank and none of such loans involve more than the normal risk of collectability or present other unfavorable features.   None of these loans are disclosed as non-accrual, past due, restructured or potential problem loans.

Section 22(h) of the Federal Reserve Act generally provides that any credit extended by a savings institution, such as MBL Bank, to its executive officers, directors and, to the extent otherwise permitted, principal shareholder(s), or any related interest of the foregoing, must be on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions by the savings institution with non-affiliated parties; unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the savings institution, and must not involve more than the normal risk of repayment or present other unfavorable features.

Under Minden Bancorp’s Audit Committee Charter, the Audit Committee is required to review and approve all related party transactions, as described in Item 404 of Regulation S-K promulgated by the Securities and Exchange Commission.

Director Independence

The Board of Directors has determined that Messrs. Adams, Collins, Harper, Lott, Wise and Woodard do not have any material relationships with the Company that would impair their independence.

Item 14.  Principal Accounting Fees and Services.

Audit Fees

The following table sets forth the aggregate fees paid by us to Heard McElroy & Vestal, LLP for professional services rendered in connection with the audit of Minden Bancorp’s consolidated financial statements for fiscal 2010 and 2009, as well as the fees paid by us to Heard McElroy & Vestal, LLP for audit-related services, tax services and all other services rendered during fiscal 2010.

	Year Ended December 31,
	2010	2009
Audit fees (1)	$35,000	$37,500
Audit-related fees (2)	51,525	--
Tax fees (3)	7,500	7,500
All other fees	386	1,200
Total	$94,411	$46,200

(1)
Audit fees consist of fees incurred in connection with the audit of our annual financial statements, the review of the interim financial statements included in our quarterly reports filed with the Securities and Exchange Commission, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits, consents and assistance with and review of documents filed with the Securities and Exchange Commission.

(2)
Audit-related fees consist of fees incurred in connection with the review of the registration statement in connection with the second-step conversion of Minden Bancorp including conducting comfort procedures, issuance of consents related to the registration statement and the issuance of a tax opinion.

(3)	Tax fees consist primarily of fees paid with preparing federal and state tax returns and other tax related services.

The Audit Committee selects our independent registered public accounting firm and pre-approves all audit services to be provided by it to Minden Bancorp.  The Audit Committee also reviews and pre-approves all audit-related and non-audit related services rendered by our independent registered public accounting firm in accordance with the Audit Committee’s charter.  In its review of these services and related fees and terms, the Audit Committee considers, among other things, the possible effect of the performance of such services on the independence of our independent registered public accounting firm.

The Audit Committee pre-approves certain audit-related services and certain non-audit related tax services which are specifically described by the Audit Committee on an annual basis and separately approves other individual engagements as necessary.  The Chair of the Audit Committee has been delegated the authority to approve non-audit related services in lieu of the full Audit Committee.  On a quarterly basis, the Chair of the Audit Committee presents any previously-approved engagements to the full Audit Committee.

Each new engagement of Heard McElroy & Vestal, LLP was approved in advance by the Audit Committee or its Chair, and none of those engagements made use of the de minimis exception to pre-approval contained in the Securities and Exchange Commission’s rules.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	The following financial statements are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

    (2)        All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

    (3)         Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location
3.1	Articles of Incorporation of Minden Bancorp, Inc.	(1)
3.2	Bylaws of Minden Bancorp, Inc.	(1)
4.0	Form of Stock Certificate of Minden Bancorp, Inc.	(1)
10.1	Minden Bancorp, Inc. Amended and Restated 2003 Stock Option Plan	(1)*
10.2	Minden Bancorp, Inc. Amended and Restated 2003 Recognition and Retention Plan and Trust Agreement	(1)*
10.3	Employment Agreement between MBL Bank and Jack E. Byrd, Jr.	(1)*
10.4	Supplemental Executive Retirement Agreement between MBL Bank and A. David Evans	(1)*
10.5	Supplemental Executive Retirement Agreement between MBL Bank and Michael P. Burton	(1)*
10.6	Supplemental Executive Retirement Agreement between MBL Bank and Becky T. Harrell	(1)*
23.0	Consent of Heard McElroy & Vestal, LLP	Filed herewith
31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed herewith
31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification	Filed herewith

       *        Denotes a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the like-numbered exhibit included in Minden Bancorp, Inc.’s registration statement on Form S-1, filed September 17, 2010, as amended (SEC File No. 333-169458).

(b)	The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINDEN BANCORP, INC.

March 31, 2011	By:	/s/ Jack E. Byrd, Jr.
Jack E. Byrd, Jr.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Jack E. Byrd, Jr.	Chairman, President and Chief Executive
Jack E. Byrd, Jr.	Officer (principal executive officer)	March 31, 2011

/s/ Becky T. Harrell	Vice President and Chief Financial
Becky T. Harrell	Officer (principal financial and	March 31, 2011
accounting officer)

/s/ Russell A. Adams
Russell A. Adams	Director	March 31, 2011

/s/ John P. Collins
John P. Collins	Director	March 31, 2011

/s/ A. David Evans
A. David Evans	Director	March 31, 2011

/s/ Michael S. Harper
Michael S. Harper	Director	March 31, 2011

/s/ F. Dare Lott, Jr.
F. Dare Lott, Jr.	Director	March 31, 2011

/s/ Michael W. Wise
Michael W. Wise	Director	March 31, 2011

/s/ R.E. Woodard, III
R.E. Woodard, III	Director	March 31, 2011