Form 10-Q
period 2011-03-31
MINDEN BANCORP, INC.
filed 2011-05-16
CIK 1501331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes            ☒ No
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 30, 2011, 2,382,137 shares of the Registrant’s common stock were issued and outstanding.

Explanatory Note

Minden Bancorp, Inc. (“Minden Bancorp”) is a Louisiana corporation (the “Registrant” or the “Company”) and a savings and loan holding company which owns 100% of MBL Bank, which is a Louisiana-chartered community oriented building and loan association headquartered in Minden, Louisiana. On January 4, 2011, the “second-step” conversion of MBL Bank from a mutual holding company structure to the stock holding company structure pursuant to a Plan of Conversion and Reorganization was completed. Upon completion of the conversion and reorganization, Minden Bancorp became the holding company for MBL Bank and owns all of the issued and outstanding shares of MBL Bank’s common stock. In connection with the conversion and reorganization, 1,394,316 shares of common stock, par value $0.01 per share, of Minden Bancorp were sold in subscription and community offerings to certain depositors of MBL Bank and other investors for $10.00 per share, or $13.9 million in the aggregate, and 984,889 shares of common stock were issued in exchange for the outstanding shares of common stock of the federally chartered mid-tier holding company of MBL Bank, which was also known as Minden Bancorp, Inc. (“old Minden Bancorp”), held by the “public” shareholders of old Minden Bancorp (all shareholders except Minden Mutual Holding Company). Each share of common stock of old Minden Bancorp was converted into the right to receive 1.7427 shares of common stock of Minden Bancorp in the conversion and reorganization.

Minden Bancorp is the successor to old Minden Bancorp and references to Minden Bancorp include references to old Minden Bancorp where applicable.

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	March 31,	December 31,
A S S E T S	2011	2010
	(Unaudited)

Cash and noninterest-bearing deposits	$2,964	$2,256
Interest-bearing demand deposits	687	421
Federal funds sold	34,275	46,025
Total cash and cash equivalents	37,926	48,702

Investment securities:
Securities held-to-maturity (estimated market
value of $140-2010)	-	139
Securities available-for-sale, at estimated market
value	61,079	62,436

First National Banker’s Bank stock, at cost	210	210
Federal Home Loan Bank stock, at cost	239	239
Loans, net of allowance for loan losses of $1,314-
2011 and $1,286-2010	128,921	127,190
Accrued interest receivable	700	804
Premises and equipment, net	5,481	5,551
Other real estate owned	-	10
Prepaid and other assets	1,641	2,470

Total assets	$236,197	$247,751

	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2011	2010
	(Unaudited)

Liabilities:
Deposits:
Noninterest-bearing	$24,051	$33,805
Interest-bearing	174,018	178,280
Total deposits	198,069	212,085
Accrued interest payable	334	311
Stock escrow liability	-	10,230
Other liabilities	786	1,015
Total liabilities	199,189	223,641

Commitments and contingent liabilities

Stockholders' equity:
Preferred stock-$.01 par value; authorized 10,000,000
shares-2011 and 1,000,000-2010; none issued-no rights/	-	-
preferences set by board
Common stock-$.01 par value; authorized 40,000,000
shares-2011 and 4,000,000-2010; 2,382,137 shares
issued and 2,382,137 shares-2011 and 2,379,205 shares-
outstanding	24	15
Additional paid-in capital	29,641	16,575
Retained earnings	8,144	9,256
Accumulated other comprehensive income (loss)	(109)	267
	37,700	26,113

Unearned common stock held by Management
Recognition and Retention Plan (MRRP)
(8,738 shares-2011 and 10,628 shares-2010)	(60)	(60)

Unallocated common stock held by ESOP (66,484-
2011 and 13,691 shares-2010 unreleased)	(632)	(95)
Treasury stock-at cost (-0- shares-2011 and
89,434-2010)	-	(1,848)
Total stockholders' equity (1)	37,008	24,110

Total liabilities and stockholders' equity	$236,197	$247,751

(1)	Prior period per shares issued and outstanding figures were adjusted for comparability using the conversion ratio of 1.7427 due to completion of second step offering on January 4, 2011.

MINDEN BANCORP. INC. AND SUBSIDIARY

Consolidated Statements of Income
(in thousands, except per share data)

	Three months Ended

	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)
Interest and dividend income:
Loans, including fees	$1,941	$1,836
Investments-taxable:
Securities	147	196
Mortgage-backed securities	126	95
Other	28	16
Total interest income	2,242	2,143

Interest expense:
Interest-bearing demand deposits and savings	86	111
Certificates of deposit	331	377
Total interest expense	417	488

Net interest income	1,825	1,655
Provision for loan losses	30	30

Net interest income after provision for loan losses	1,795	1,625

Noninterest income:
Customer service fees	196	160
Gain (loss) on sale of assets	178	(1)
Other operating income	9	17
Total noninterest income	383	176

Noninterest expense:
Salaries and benefits	596	583
Occupancy expense	191	188
FDIC deposit insurance	79	76
Professional and supervisory fees	52	40
Computer expense	42	36
Other operating expense	101	104
Total noninterest expense	1,061	1,027

Income before income taxes	1,117	774
Income tax expense	381	263
Net income	$736	$511

Earnings per share (EPS)-basic	$0.31	$0.22
Diluted EPS	$0.30	$0.21

The accompanying notes are an integral part of the consolidated financial statements.

MINDEN BANCORP. INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except per share)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned MRRP	Unearned ESOP	Treasury Stock	Total

Balance January 1, 2010	15	16,572	7,314	82	(78)	(155)	(1,848)	21,902

Net Income	-	-	511	-	-	-	-	511
Change in net unrealized gain
on securities available for
sale, net of taxes and reclassification
adjustment $59	-	-	-	114				114
Total Comprehensive income								625

MRRP shares awarded	-	-	-	-	-	-	-	-
Dividends (.11 per share)	-	-	(62)	-	-	-	-	(62)
Amortization of awards under	-
MRRP-net of release of MRRP/ESOP	-	6	-	-	-	-		6
Unearned MRRP/ESOP	-	-	-	-	-	-		-
Treasury stock sold	-	-	-	-	-	-	-	-

Balance March 31, 2010	15	16,578	7,763	196	(78)	(155)	(1,848)	22,471

Balance January 1, 2011	15	16,575	9,256	267	(60)	(95)	(1,848)	24,110
Net Income	-	-	736	-	-	-	-	736
Change in net unrealized gain
on securities available for
sale, net of taxes and reclassification
adjustment $193	-	-	-	(376)				(376)
Total Comprehensive income								360

Issuance of Common Stock, net of $899 conversion
cost	9	13,035	-	-	-	(557)	-	12,487
Exercise of stock options	-	26	-	-	-	-	-	26
Amortization of awards under	-
MRRP-net of release of MRRP/ESOP	-	5	-	-	-	-		5
Unearned MRRP/ESOP	-	-	-	-	-	20		20
Treasury stock retired	-	-	(1,848)	-	-	-	1,848	-

Balance March 31, 2011	$24	$29,641	$8,144	$(109)	$(60)	$(632)	$-	$37,008

The accompanying notes are an integral part of the consolidated financial statements.

MINDEN BANCORP. INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended

	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$736	$511
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	30	30
Depreciation and amortization	70	75
MRRP and other expenses	25	21
Net amortization of securities	88	-
Gain on sale of assets	(178)	-
Loans held for sale-originated	(384)	-
Loans held for sale-sold	384	-
Decrease in prepaid expenses and accrued income	644	109
Increase (decrease) in interest payable and other liabilities	(207)	80
Total adjustments	472	315
Net cash provided by operating activities	1,208	826

Cash flows from investing activities:
Sales, maturities and paydowns of securities available for sale	19,279	828
Purchase of securities available for sale	(18,398)	-
Sales, maturities and paydowns of securities held to maturity	136	8
Net increase in loans	(1,761)	(5,412)
Purchase of premises and equipment, net	-	(19)
Proceeds from sale of other assets	11	-
Net cash used by investing activities	(733)	(4,595)

Cash flows from financing activities:
Net decrease in deposits	(14,016)	(10,607)
Proceeds from stock offering - net of costs	12,968
Decrease in stock escrow liability	(10,230)
Proceeds from stock options exercised	26
Dividends paid	-	(62)
Net cash used by financing activities	(11,252)	(10,669)

The accompanying notes are an integral part of the consolidated financial statements.

MINDEN BANCORP. INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended

	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)

Net decrease in cash and cash equivalents	(10,777)	(14,438)

Cash and cash equivalents at beginning of period	48,703	33,514

Cash and cash equivalents at end of period	$37,926	$19,076

Supplemental disclosures:
Interest paid on deposits and borrowed funds	$412	$494
Income taxes paid	$-	$-

Noncash investing and financing activities:
Transfer of loans to real estate owned	$-	$423

Increase (decrease) in unrealized gain (loss) on
securities available for sale	$(569)	$73

The accompanying notes are an integral part of the consolidated financial statements.

MINDEN BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

1.	Summary of Significant Accounting Policies

Minden Bancorp, Inc. is a savings and loan holding company (the “Company”) established in 2010. MBL Bank (the “Bank”) is the wholly-owned subsidiary of the Company. The Company's significant assets and business activity are its investments in the Bank. All intercompany transactions have been eliminated in consolidation of Minden Bancorp, Inc., MBL Bank and Minden Services, Inc. The Bank moved to its new main location at 100 MBL Bank Drive, Minden, Louisiana on March 19, 2007. The Bank accepts customer demand, savings, and time deposits and provides residential mortgages, commercial mortgages, and consumer and business loans to customers. The Bank is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities. The Bank formed Minden Services, Inc. (“MSI”) as a wholly-owned subsidiary. MSI's sole purpose was to hold real estate for the Bank to use for further expansion. MSI was liquidated in December 2010.

On December 11, 2001, the Board of Directors of Minden Building and Loan Association, a Louisiana chartered building and loan association, which changed its name to MBL Bank in 2007, adopted a plan of reorganization pursuant to which the Association converted to stock form and became the wholly-owned subsidiary of Minden Bancorp, Inc., a federally chartered corporation (“old Minden”).   In connection with the reorganization, the Company became a majority owned (58.6%) subsidiary of Minden Mutual Holding Company.   On January 4, 2011, the “second-step” conversion of the Bank from the mutual holding company structure to the stock holding company structure pursuant to a Plan of Conversion and Reorganization adopted in September 2010 was completed. Upon completion of the conversion and reorganization, the Company, a newly formed Louisiana corporation, became the holding company for the Bank and owns all of the issued and outstanding shares of the Bank’s common stock.  In connection with the conversion and reorganization, 1,394,316 shares of common stock, par value $0.01 per share, of the Company were sold in subscription and community offerings to certain depositors of the Bank and other investors for $10.00 per share, or $13.9 million in the aggregate, and 984,889 shares of common stock were issued in exchange for the outstanding shares of common stock of old Minden held by the “public” shareholders of old Minden (all shareholders except Minden Mutual Holding Company).  Each share of common stock of old Minden was converted into the right to receive 1.7427 shares of common stock of new Minden Bancorp in the conversion and reorganization.  Total shares outstanding of common stock of the Company immediately after the conversion and reorganization were 2,379,205.  In addition, the Company’s employee stock ownership plan purchased in the offering 55,772 shares of common stock of the Company with proceeds of a loan from the Company.  See Note 14 for more information.

Basis of Presentation. These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended March 31, 2011are not necessarily indicative

1.	Summary of Significant Accounting Policies (Continued)

of the results to be obtained for the full fiscal year ended December 31, 2011.

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of March 31, 2011. In preparing these financial statements, the Company evaluated subsequent events through the date these financial statements were issued.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses on loans, fair value of financial instruments, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on credits and foreclosed real estate, management obtains independent appraisals for significant properties. While management uses available information to recognize losses on credits, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowances for losses on loans. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for credit losses on loans may change materially in the future.

Significant Group Concentrations of Credit Risk. Most of the Bank's activities are with customers located within Webster Parish, Louisiana. Note 2 to the financial statements summarizes the types of investment securities in which the Bank makes investments, and Note 3 summarizes the types of loans included in the Bank's loan portfolio. The Bank does not have any significant concentrations to any one industry or customer.

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

1.	Summary of Significant Accounting Policies (Continued)

stockholders' equity, net of related deferred tax effects, are accounted for as other comprehensive income. The cumulative changes in unrealized gains and losses on such securities are accounted for in accumulated other comprehensive income as part of stockholders' equity. Gains and losses on the sale of securities available for sale are determined using the specific-identification method. Other-than-temporary impairments of debt securities is based upon the guidance as follows (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

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

Loans. The Bank grants mortgage, business and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans secured by properties throughout Webster Parish, Louisiana and the surrounding parishes. The ability of the Bank's debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

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

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is

1.	Summary of Significant Accounting Policies (Continued)

reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured or, when the loan becomes well secured and in the process of collection.

Allowance for Loan Losses. The allowance for loan losses is established as a provision for loan losses charged to earnings. Loan losses not associated with a related valuation reserve are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management and is based upon an amount management believes will cover known and inherent losses in the loan portfolio based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for business and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

Credit Related Financial Instruments. In the ordinary course of business, the Bank has entered into commitments to extend credit, including commitments under commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

Other Real Estate Owned. Other real estate owned represents properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure on loans on which the borrowers have defaulted as to payment of principal and interest. These properties are carried at the lower of cost of acquisition or the asset's fair value, less estimated selling costs. Reductions in the balance at the date of acquisition are charged to the allowance for loan losses. Any subsequent write-downs to reflect current fair value are charged to noninterest expense. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

Premises and Equipment. Premises and equipment are stated at cost less accumulated depreciation. The Bank records depreciation on property and equipment using accelerated and straight-line methods with lives ranging from 5 to 15 years on furniture, fixtures and equipment and to 40 years on the building.

Income Taxes. The company files a consolidated federal income tax return with its subsidiary. Income taxes and benefits are generally allocated based on each subsidiary's contribution to the total federal tax liability. Deferred income tax assets and liabilities are determined using the liability (or

1.	Summary of Significant Accounting Policies (Continued)

balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and give current recognition to changes in tax rates and laws.

Advertising Costs. Advertising costs are expensed as incurred. Such costs amounted to approximately $5,000 for each of the three months ended March 31, 2011 and 2010 and are included in other operating expense.

Stock compensation. The cost of employee services received in exchange for stock options and stock grants (RRP) is measured using the fair value of the award on the grant date and is recognized over the service period, which is usually the vesting period.

Treasury stock. Common stock shares repurchased are recorded as treasury stock at cost.

Earnings per share. Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. The earnings per share as of March 31, 2010 were adjusted for the 2011 stock conversion issue. Diluted earnings per share reflects additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company related solely to outstanding stock options and are determined using the treasury stock method.

Treasury shares are not deemed outstanding for earnings per share calculations.

Reclassifications. Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.

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

In April 2011, the FASB issued Accounting Standards Update No. 2011-02, Receivables (Topic 310)
A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. ASU 2011-02 clarifies whether loan modifications constitute troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt structuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 is effective for the first interim and annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period adoption.

2.	Investment Securities

There were no securities held-to-maturity at March 31, 2011. Securities held-to-maturity (in thousands) consisted of the following at December 31, 2010:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

GNMA	$25	$-	$-	$25
FNMA	106	1	-	107
FHLMC	8	-	-	8
	$139	$1	$-	$140

Securities available-for-sale (in thousands) consists of the following:

	March 31, 2011
	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Municipals	$230	$3	$-	$233
Agency Bonds (FNMA/
/FHLMC/FFCB/FHLB)	40,064	151	167	40,048
CMO – FHLMC	2,001	-	19	1,982
FNMA pools	12,939	13	79	12,873
FHLMC pools	6,010	20	87	5,943
	$61,244	$187	$352	$61,079

	December 31, 2010
	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Asset Management Funds	$6,795	$121	$-	$6,916
FHLMC Voting Common
Stock	11	-	7	4
Municipals	230	4	-	234
Agency Bonds (FNMA/
FHLB)	35,118	216	110	35,224
CMO	2,027	-	20	2,007
FNMA ARM pools	9,683	77	49	9,711
FHLMC ARM pools	1,870	48	2	1,916
GNMA ARM pools	6,299	125	-	6,424
	$62,033	$591	$188	$62,436

2.	Investment Securities (Continued)

The amortized cost and estimated market value of investment securities (in thousands) at March 31, 2011 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

One year or less	$5,250	$5,282	$-	$-
After 1 year thru 5 years	36,137	36,091	-	-
After 5 years thru 10 years	17,856	17,724	-	-
After 10 years	2,001	1,982	-	-
	$61,244	$61,079	$-	$-

At March 31, 2011, investment securities with a financial statement carrying amount (in thousands) of $39,570 were pledged to secure public and private deposits. Investment securities were sold during the three months ending March 31, 2011 at a net gain of $178,351. No gain or loss was recognized on investments in 2010. Sales, maturities and calls are detailed on the statement of cash flows.

Information pertaining to securities with gross unrealized losses (in thousands) at March 31, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

March 31, 2011:
CMO - FHLMC	$1,982	$19	$-	$-	$1,982	$19
Federal agencies	21,830	167	-	-	21,830	167
Mortgage backed
securities	9,943	166	-	-	9,943	166
	$33,755	$352	$-	$-	$33,755	$352

December 31, 2010:
Federal agencies	$12,720	$110	$-	$-	$12,720	$110
FHLMC stock	3	7	-	-	3	7
Mortgage backed
securities	5,283	67	423	5	5,706	72
	$18,006	$184	$423	$5	$18,429	$189

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

2.	Investment Securities (Continued)

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

3.	Loans and Allowance for Loan Losses

The composition of the Company’s loan portfolio (in thousands) at March 31, 2011 and December 31, 2010, consisted of the following:

	2011	2010

First mortgage conventional loans:
Secured by one-to-four-family residences	$56,267	$56,281
Commercial real estate	26,323	27,131
Commercial, other than real estate	12,638	12,177
Land	13,773	11,473
Consumer loans (including overdrafts of
$282 and $44)	12,464	12,156
Loans secured by deposits	5,581	6,300
Construction loans	4,764	4,464
Total	131,810	129,982

Less: Allowance for loan losses	(1,314)	(1,286)
Unfunded construction loan commitments	(1,575)	(1,506)

Loans, net	$128,921	$127,190

3.	Loans and Allowance for Loan Losses (Continued)

Changes in the allowance for loan losses (in thousands) for the three months ended March 31, 2011 and 2010 are summarized as follows:

	2011	2010

Balance, beginning of period	$1,286	$1,001
Provision for loan losses	30	370
Recoveries	2	37
Loans charged off-net of recoveries	(4)	(122)
Balance, end of period	$1,314	$1,286

The Company charges a flat rate for the origination or assumption of a loan. These fees are designed to offset direct loan origination costs and the net amount, if material, is deferred and amortized, as required by accounting standards.

Impaired loans are considered immaterial at March 31, 2011 and December 31, 2010 and no valuation allowance has been incurred on those loans. Total non-accrual loans (in thousands) at March 31, 2011 and December 31, 2010 were $465 and $467, respectively. Interest income (in thousands) of approximately $10 and $10 would have been recognized for the period ended March 31, 2011 and December 31, 2010, respectively, had the loans not been on non-accrual.

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

4.	Other Assets

Other assets (in thousands) at March 31, 2011 and December 31, 2010 consist of the following:

	2011	2010

Cash value of life insurance	$566	$566
Prepaid expenses	708	808
Deferred income taxes	366	614
Conversion cost/other	1	482
	$1,641	$2,470

The deferred tax asset noted above is primarily related to the timing difference in an impairment charge incurred on investments in 2009.

5.	Deposits

Deposits as of March 31, 2011 and December 31, 2010 (in thousands) are summarized as follows:

	2011	2010

Demand deposit accounts (including official
checks of $2,069 in 2011 and $346 in 2010)	$102,418	$119,083
Passbook savings	13,413	13,500
Certificates of deposit:
0.00% – 0.99%	6,577	104
1.00% – 1.99%	70,685	72,329
2.00% – 2.99%	4,691	6,282
3.00% – 3.99%	285	451
4.00% – 4.99%	-	336
Total certificates of deposit	82,238	79,502
Total deposits	$198,069	$212,085

Scheduled maturities of certificates of deposit (in thousands) at March 31, 2011 are as follows:

	2012	2013	2014	Total

Maturing 2011	$60,894
0.00% – 0.99%	$30	$-	$-	$30
1.00% – 1.99%	17,236	1,955	692	19,883
2.00% – 2.99%	367	1,064	-	1,431
Total	$17,633	$3,019	$692	$82,238

Included in deposits (in thousands) at March 31, 2011 and December 31, 2010 are $38,946 and $35,675, respectively, of certificates of deposit (CD) in denominations of $100,000 or more. Deposit insurance coverage has been increased by regulation to cover deposits up to $250,000.

6.	Federal Home Loan Bank Advances

Federal Home Loan Bank (“FHLB”) advances represent short-term, fixed-rate borrowings from the Federal Home Loan Bank of Dallas. The Bank has borrowed advances for periods from overnight to four and one-half months. Interest rates paid on the advances vary by term and are set by the FHLB. There were no advances outstanding at March 31, 2011 and December 31, 2010.

The Bank has an available line of credit (in thousands) with the FHLB of $77,679 at March 31, 2011 with $77,679 available for use.

7.	Pension/ESOP Plan

In 2001, the Bank adopted a 401(k) retirement plan and discontinued its “SEP” plan, covering all employees after completing a year of service. The Bank contributes up to a 6% match of the employee’s contribution based upon Board approval. Plan contributions (in thousands) for the three months ended March 31, 2011 and 2010 were $21 and $16, respectively.

7.	Pension/ESOP Plan (Continued)

The Company established an ESOP and loaned the ESOP $524 (in thousands) in July 2002 to purchase 91,267 shares (pre-conversion shares of 52,371) of common stock, which amounted to 3.8% of the outstanding shares at such date. The remaining balance (in thousands) due of $79 is payable (in thousands) over approximately one and a half years at $66 per year including interest. The quarterly payments (in thousands) are $17 and annually aggregate $66. Additionally the ESOP was extended a loan in 2011 in the amount of $557,720 to purchase 55,772 shares of common stock in the second-step conversion. (See Note 14.) . The remaining balance (in thousands) due of $552 at $38 (in thousands) per year including interest is payable over approximately twenty years. The Bank made contributions to the ESOP to enable it to make the note payments (in thousands) of $26 and $17, respectively, during the three months ended March 31, 2011 and 2010, which is included in salaries and benefits on the income statement. As the note is paid, the shares will be released and allocated to the participants of the ESOP. As of March 31, 2011, 80,555 of the shares had been released. The market value of the unreleased ESOP shares (66,484) at March 31, 2011 was approximately $848,000.

8.	Retained Earnings and Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below, in thousands) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2011, that the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2011, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier I leverage ratios, and tangible capital ratios as set forth in the table (amounts in thousands). The Bank's actual capital amounts (in thousands) and ratios are also presented in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

8.	Retained Earnings and Regulatory Capital (Continued)

						To be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes:			Action Provisions:
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of March 31, 2011
Total capital (to Risk
Weighted Assets)	$31,645	25.41%	$	≥9,962	≥8.0%	$	≥12,452	≥10.0%
Core (Tier I) Capital (to
Risk Weighted Assets)	$30,331	24.36%		N/A	N/A	$	≥7,471	≥6.0%
Core (Tier I) Capital (to
Total Assets)	$30,331	12.84%	$	≥9,448	≥4.0%	$	≥11,810	≥5.0%
Tangible Capital
(to Total Assets)	$30,331	12.84%	$	≥3,543	≥1.5%		N/A	N/A

As of December 31, 2010
Total capital (to Risk
Weighted Assets)	$24,480	20.26%	$	≥9,666	≥8.0%	$	≥12,083	≥10.0%
Core (Tier I) Capital (to
Risk Weighted Assets)	$23,143	19.15%		N/A	N/A	$	≥7,250	≥6.0%
Core (Tier I) Capital (to
Total Assets)	$23,143	9.37%	$	≥9,875	≥4.0%	$	≥12,343	≥5.0%
Tangible Capital
(to Total Assets)	$23,143	9.37%	$	≥3,703	≥1.5%		N/A	N/A

Capital for the Company is not significantly different than those above for the Bank. The following is a reconciliation of the Bank’s equity under GAAP to regulatory capital at the dates indicated (dollars in thousands):

	March 31,	December 31,
	2011	2010

GAAP equity	$30,331	$23,410
Accumulated other comprehensive unrealized gains	--	(267)
Tier 1 capital	30,331	23,143
Unrealized gains on available-for-sale securities	--	51
Allowance for loan losses	1,314	1,286
Total capital	$31,645	$24,480

9.	Fair Value of Financial Instruments

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

Off-balance-sheet instruments: Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. Fair values for off-balance sheet commitments to extend credit approximate their carrying value.

9.	Fair Value of Financial Instruments (Continued)

The estimated fair values (in thousands), and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	March 31,		December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$37,926	$37,926	$48,702	$48,702
Securities available for sale	61,079	61,079	62,436	62,436
Securities held to maturity	-	-	139	140
FNBB & FHLB stock	449	449	449	449
Loans, net	128,921	129,330	127,190	126,795
Accrued interest receivable	700	700	804	804

Financial liabilities:
Deposits	198,069	198,069	212,085	212,276
Accrued interest payable	334	334	311	311

Off-balance sheet credit related to
financial instruments:
Commitments to extend credit	34,090	34,090	16,378	16,378

Off-balance sheet derivative financial instruments: None

The Company adopted FASB Accounting Standards Topic 820, “Fair Value Measurements” (Topic 820), as of January 1, 2008. Topic 820 requires disclosures that stratify balance sheet amounts measured at fair value based on the inputs used to derive fair value measurements. These strata included:

•
Level 1 valuations, where the valuation is based on quoted market prices for identical assets or liabilities traded in active markets (which include exchanges and over-the-counter markets with sufficient volume),

•
Level 2 valuations, where the valuation is based on quoted market prices for similar instruments traded in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market, and

•
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

9.	Fair Value of Financial Instruments (Continued)

Fair values of assets and liabilities (in thousands) measured on a recurring basis at March 31, 2011 and December 31, 2010 are as follows:

	Level 1	Level 2	Level 3	Fair Value
March 31, 2011:
Securities available for sale	$-	$61,079	$-	$61,079

December 31, 2010:
Securities available for sale	-	62,436	-	62,436

10.	Segment Reporting

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

The Company established the 2003 Recognition and Retention Plan and Trust Agreement ("RRP"), which is a stock-based incentive plan. The RRP was approved by the shareholders at the Company's annual meeting held May 15, 2003.

The Company authorized 45,634 shares of the Company's common stock to be awarded under the RRP. The Company had purchased 45,634 shares in the open market to fund the RRP as of December 31, 2004. Shares subject to awards under the RRP shares vest at 20% per year under the plan. As of March 31, 2011 and December 31, 2010, awards covering 43,741 shares had been made. The Company did not issue any awards for the three months ending March 31, 2011 and 2010. During 2010, 2,279 shares vested and were issued. As a result, expense for this plan is being amortized over a 60-month period and is based upon the market value of the Company's stock as of the grant date of the awards which was $8.82 with respect to the outstanding awards through 2007. The price for the 2008 awards was $11.96 and the 2009 awards was $6.31. Compensation (in thousands) under the RRP for the three months ended March 31, 2011 and 2010 was $5,000 and $5,000, respectively, and is included in salaries and benefits.

The Company established the 2003 Stock Option Plan (the "Option Plan") under which 114,084 shares of Company stock are reserved for the grant of stock options to directors, officers and employees. The Option Plan provides for vesting to participants at 20% per year. The options expire in ten years. The exercise price of the options is equal to the fair market value of the common stock on the grant date which was $8.82 with respect to the options prior to 2007; the price for the 2008 options was $11.96 and the 2009 option price was $6.31. The Company issued 20,867 options in 2009 and 4,888 options in 2008 that vest over a five year period. As of March 31, 2011, options covering 102,910 shares were outstanding. Options totaling 87,457 shares were exercisable as of March 31, 2011.

All share numbers and exercise prices have been adjusted to take into account the conversion of MBL Bank from the mutual holding company structure to the stock holding company.

11.	Stock Based Benefit Plans (Continued)

The Company's Stock Benefits Administration Committee of the Board of Directors oversees the RRP and the Option Plan.

The fair value of each outstanding option is estimated on the date of the grant using the Black-Scholes option-pricing with the following weighted average assumptions; 1% dividend yield, 10 years expected life, 30.07% expected volatility and 3.53% risk free interest rate. The majority of the options (86,934 shares) were granted in May 2003 and have fully vested. The value of the 2008 option (4,888 shares) was considered immaterial and the 2009 option covering 20,867 shares had an approximate value of $50,000 under the Black-Scholes formula.

The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based upon the Company’s history and expectation of dividend payouts.

A summary of the status of the Company’s stock options is presented below:

	Total Options
	Number	Average	Average
	of	Exercise	Intrinsic
	Shares	Price	Value

Outstanding-December 31, 2007	82,046	$8.82
Granted	4,888	$11.96
Outstanding-December 31, 2008	86,934	$9.00
Granted	20,867	$6.31
Outstanding-December 31, 2010 and
2009	107,801	$8.65	$441,984
Forfeited and exercised	(4,891)
Outstanding-March 31, 2011	102,910
Options exercisable at period end	87,457		$358,574

Information pertaining to options outstanding at March 31, 2011 is as follows:

	Options Outstanding
		Weighted	Weighted
		Average	Average
Range of	Number	Remaining	Exercise
Exercise Prices	Outstanding	Contractual Life	Price

$5.00 - $7.50	20,867	8 years	$6.31
$7.51 - $10.00	77,155	3 years	$8.82
$10.01 and above	4,888	7 years	$11.96

Outstanding at end of period	102,910	4.2 years	$8.46

11.	Stock Based Benefit Plans (Continued)

As of March 31, 2011, there were options covering 87,457 shares exercisable at a weighted average price of $8.65. The exercise prices of those options were between $6.31 and $11.96.

		Weighted
	Number of	Grant Date Fair
	Shares	Value

Non-vested options, December 31, 2010	19,625	$7.39
Vested	(4,172)	$7.39
Non-vested options, March 31, 2011	15,453	$7.38

12.	Supplemental Retirement Benefit Agreement

The Bank has entered into supplemental retirement benefit agreements (the “Agreements”) with three key executives. The Agreements provide for monthly retirement benefits in the amount of $5,000 per month for ten to fifteen years from the date they retire for the executive group as a whole. As of March 31, 2011 and December 31, 2010, a liability (in thousands) of $345 and $347, respectively, was accrued for the Agreements.

13.	Earnings Per Share (EPS)

EPS is calculated based on average weighted common shares outstanding less ESOP and RRP shares not released and less treasury stock. The number of shares used in the EPS computation at March 31, 2011 was 2,361,990 and at March 31, 2010 was 2,336,333. The difference with the total shares issued is a result of the exercise of stock options and the vesting of RRP shares.

Basic and diluted earnings per share for the 2010 period have been adjusted to take into account the conversion of MBL Bank from the mutual holding company structure to the stock holding company structure (See Note 14).

14.	Plan of Conversion

On September 14, 2010, the old Minden Bancorp, Inc. (“old Minden”) announced that old Minden, the Bank and Minden Mutual Holding Company had adopted a Plan of Conversion and Reorganization (the “Plan of Conversion”). On January 4, 2011 the Plan of Conversion was completed resulting in the old Minden’s and the Bank’s reorganization from the two-tier mutual holding company structure to the stock holding company structure. Pursuant to the Plan of Conversion, (i) Minden Mutual Holding Company converted to stock form and then merged with and into old Minden, with old Minden being the surviving entity, (ii) old Minden merged with and into the Company with the Company being the survivor thereof, (iii) the shares of common stock of old Minden held by persons other than Minden Mutual Holding Company were converted into shares of common stock of the Company pursuant to an exchange ratio designed to preserve the percentage ownership interests of such persons, (iv) shares of common stock of old Minden held by Minden Mutual Holding Company were canceled, (v) shares of the common stock of the Bank held by old Minden are owned by the Company with the result that the Bank became the wholly owned subsidiary of the Company, and (vi) the Company offered and sold shares of its common stock to depositors of the Bank and others in the manner and subject to the priorities set forth in the Plan of Conversion.

14.	Plan of Conversion (Continued)

In connection with the conversion, shares of old Minden’s common stock previously owned by Minden Mutual Holding Company were canceled and new shares of common stock, representing the approximate 58.6% ownership interest of Minden Mutual Holding Company, were offered for sale by the Company. Concurrent with the completion of the offering, old Minden’s existing public stockholders received a specified number of shares of the Company’s common stock for each share of old Minden’s common stock they owned at the date, based on an exchange ratio to ensure that they would own approximately the same percentage of the Company’s common stock as they owned of old Minden’s common stock immediately prior to the conversion.

At the time of the conversion, liquidation accounts were established for the benefit of certain depositors of the Bank by the Company and the Bank in an amount equal to the percentage ownership in old Minden owned by Minden Mutual Holding Company multiplied by old Minden’s stockholders’ equity as reflected in the latest statement of financial condition used in the final offering prospectus for the conversion plus the value of the net assets of Minden Mutual Holding Company as reflected in the latest statement of financial condition of Minden Mutual Holding Company prior to the effective date of the conversion. Neither the Company nor the Bank may declare or pay a cash dividend if the effect thereof would cause its equity to be reduced below either the amount required for the liquidation account or the regulatory capital requirements imposed by the Office of Thrift Supervision.

The transactions contemplated by the Plan of Conversion were subject to and approved by old Minden’s stockholders, depositors of the Bank, the Office of Thrift Supervision and the Louisiana Office of Financial Institutions. Upon completion of the conversion, conversion costs of approximately $899,322 were netted against the offering proceeds.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Minden Bancorp, Inc. (“Minden Bancorp” or the “Company”) the company for MBL Bank (the “Bank”) from December 31, 2010 to March 31, 2011 and on its results of operations during the first quarters of 2011 and 2010. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the financial statements and related notes appearing in Item 1.

To the extent that statements in this Form 10-Q relate to future plans, objectives, financial results or performance of the Company, these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by the use of the words “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties. Factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the risk factors described under the heading “Risk Factors” in the prospectus, dated November 9, 2010 (SEC File No. 333-169458, of the Company, the newly formed Louisiana corporation which became the holding company for the Bank upon completion of the second-step conversion of Minden Mutual Holding Company (the “MHC”), the mutual holding company parent of Minden Bancorp. The Company was formed by Minden Bancorp in connection with the MHC’s second-step conversion which was completed on January 4, 2011. The Company's results of operations are primarily dependent on the results of the Bank, which is a wholly owned subsidiary.

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

Changes in Financial Condition at March 31, 2011 Compared to December 31, 2010

Total assets decreased increased $11.6 million or 4.7% to $236.2 million at March 31, 2011 compared to $247.8 million at December 31, 2010. The decrease primarily reflected the $10.8 million decrease in cash and cash equivalents as proceeds from the stock offering, net of offering expenses, were transferred to the Company’s equity. The remainder of the decrease was accounted for by a $1.5 million or 2.40% decrease in investment securities to $61.1 million offset in part by a $1.7 million or 1.4% increase in the loan portfolio to $128.9 million from December 31, 2010 to March 31, 2011 as the Company continued its efforts to expand its loan portfolio, in particular single-family, commercial real estate and commercial business loans. The $14.0 million or 6.6% decrease in deposits to $198.1 million reflected both the transfer to the Company’s equity of deposits submitted to fund the purchase of shares in the offering as well as to the withdrawal of seasonal deposits. MBL bank serves as the depository for a local taxing authority. Such funds are deposited beginning in November and begin to be withdrawn starting in the following January.

Stockholders’ equity increased by $12.9 million or 53.5% to $37.0 million at March 31, 2011 as compared to $24.1 million at December 31, 2010. The increase was primarily due to the $12.9 million net increase as result of the receipt of proceeds from the sale of the shares of common stock of the Company issued in the second-step conversion combined with a $736,000 increase in retained earnings due to our profitable operation during the three months ended March 31, 2011 partially offset by a $376,000 decrease in accumulated other comprehensive income reflecting an decrease in unrealized gains related to our investment securities available for sale as a result of the decline in the market since December 31, 2010.

Non-performing assets, which consist of nonaccrual loans, accruing loans 90 days or more delinquent and real estate owned (which includes real estate acquired through, or in lieu of, foreclosure), increased by $13,000 to $527,000 or 0.22% of total assets at March 31, 2011 from $514,000 or 0.21% of total assets at December 31, 2010. This increase was primarily due to a $25,000 increase in accruing loans 90 days or more delinquent partially offset by a $10,000 decrease in real estate owned. At March 31, 2011, the $527,000 of nonperforming assets consisted of $62,000 of accruing loans 90 days or more delinquent and $465,000 of nonaccrual loans (including four troubled debt restructurings, all of which were performing in accordance with their terms). At March 31, 2011, the $465,000 of nonaccrual loans consisted primarily of single-family residential mortgage loans. At March 31, 2011, we also had one troubled debt restructurings with a balance of $22,000. Management continues to aggressively pursue the collection and resolution of all delinquent loans.

At both March 31, 2011 and December 31, 2010, the allowance for loan losses amounted to $1.3 million. At March 31, 2011, the allowance for loan losses amounted to 249.3% of nonperforming loans and 1.00% of total loans receivable, as compared to 250.2% and 1.00%, respectively, at December 31, 2010. The decrease in the ratio of the allowance for loan losses to total non-performing loans was primarily due to the slight increase in the amount of non-performing loans.

Comparison of Results of Operations for the Three Months Ended March 31, 2011 and 2010

We recorded net income of $736,000 for the three months ended March 31, 2011 as compared to net income of $511,000 for the same period in 2010.

Net interest income for the three months ended March 31, 2011 increased $170,000 or 10.3% to $1.83 million as compared to $1.66 million for the same period in 2010. The increase in net interest income for the three months ended March 31, 2011 reflected the effect of the $99,000 increase in interest income primarily due to loan growth combined with a $71,000 decrease in interest expense due to the continued repricing downward of our deposit liabilities resulting from the decline in interest rates. For the three month ended March 31, 2011, the average rates paid on interest-bearing liabilities was .95% as compared to 1.21% for the comparable period in 2010. Likewise, the yields on our net interest-earning assets also declined to 3.87% for the 2011 as compared to 4.40% for the comparable 2010 period. However, such declines were partially offset by increases in the balances of our interest-earning assets in the 2011 period compared to the same period in 2010. Our net interest margin decreased slightly to 3.15% from 3.40% for the quarter ended March 31, 2011 compared to the same quarter in 2010.

The provision for loan losses amounted to $30,000 for the three and months ended March 31, 2011 and 2010.

Total non-interest income increased from $176,000 for the three months ended March 31, 2010, to $383,000 for the comparable period in 2011. The increase was largely due to a net gain on sale of assets. The Company sold $18.4 million of investment securities during the 2011 period. In addition, the 2011 period reflected modest increases in customer service fees as we continued to emphasize the development of relationship banking.

Non-interest expense increased slightly by $34,000 or 3.3% to $1.06 million for the three months ended March 31, 2011 as compared to the same period in 2010 reflecting the Company’s increased income before income taxes. The increase for the 2011 period was due to increases in general, administrative and supervisory fees.

We incurred income tax expense of $381,000 for the three months ended March 31, 2011 as compared to $263,000 for the 2010 period. Our effective tax rates were 34.0% for three months ended March 31, 2011 and 2010.

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

		Three Months Ended March 31,
		2011			2010
	Yield/Rate At March 31, 2011	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Loans receivable(1)	6.02%	$126,082	$1,941	6.16%	$117,477	$1,836	6.25%
Investment securities	1.79	58,377	273	1.87	50,210	291	2.32
Other interest-earning assets	0.32	47,446	28	0.24	26,974	16	.24
Total interest-earning assets	3.98%	231,905	2,242	3.87%	194,661	2,143	4.40%
Non-interest-earning assets		12,909			12,492
Total assets		244,814			207,153
Interest-bearing liabilities:
Savings, NOW and money market accounts	0.37	95,177	86	0.36	85,657	111	0.52
Certificates of deposit	1.61	81,320	331	1.63	75,953	377	1.99
Total deposits	0.96	176,497	417	0.95	161,810	488	1.21
Other borrowings	--	--	--	--	--	--	--
Total interest-bearing liabilities	0.96%	176,497	417	0.95%	161,610	488	1.21%
Non-interest-bearing liabilities		35,468			24,189
Total liabilities		211,965			185,799
Stockholders’ equity(2)		32,849			21,355
Total liabilities and stockholders’ equity(1)		$244,814			$207,154
Net interest-earning assets		$55,408			$33,051
Net interest income; average interest rate spread	3.02%		$1,825	2.92%		$1,655	3.19%
Net interest margin(3)				3.15%			3.40%
Average interest-earning assets to average interest-bearing liabilities				131.39%			120.45%

_________________
(1)	Includes loans held for sale.
(2)	Includes retained earnings and other comprehensive income (loss).
(3)	Equals net interest income divided by average interest-earning assets.

Liquidity and Capital Resources

We maintain levels of liquid assets deemed adequate by management. We adjust our liquidity levels to fund deposit outflows, repay our borrowings and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements. Our deposit accounts with the Federal Home Loan Bank of Dallas amounted to $235,000 and $421,000 at March 31, 2011 and December 31, 2010, respectively.

A significant portion of our liquidity consists of securities classified as available-for-sale and cash and cash equivalents. Our primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts. If we require funds beyond our ability to generate them internally, we have borrowing agreements with the Federal Home Loan Bank of Dallas which provide an additional source of funds. At March 31, 2011, we did not have any advances from the Federal Home Loan Bank of Dallas and had $77.7 million in borrowing capacity.

At March 31, 2011, we had outstanding commitments to originate loans totaling $34.1 million. At March 31, 2011, certificates of deposit scheduled to mature in less than one year, totaled $71.7 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal, in a rising interest rate environment. We intend to utilize our high levels of liquidity to fund our lending activities. If additional funds are required to fund lending activities, we intend to sell our securities classified as available-for-sale as needed.

The Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively. At March 31, 2011, the Bank exceeded each of its capital requirements with ratios of 12.84%, 12.84% and 25.41%, respectively, and was deemed “well-capitalized” for regulatory capital purposes.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b)            On January 4, 2011, the Company completed the “second-step” conversion of the Bank from the mutual holding company structure to the stock holding company structure pursuant to a plan of conversion and reorganization. Upon completion of the conversion and reorganization, the Company, a new Louisiana company, became the holding company for the Bank and sole owner of all of the issued and outstanding shares of the Bank’s common stock. In connection with the conversion and reorganization, 1,394,316 shares of common stock, par value $.01 per share, of the Company were sold in subscription and community offerings to certain depositors of the Bank and other investors for $10.00 per share, or $13.9 million in the aggregate (the “Offering”), and 984,889 shares of common stock were issued in exchange for the outstanding shares of common stock of the former federally chartered mid-tier holding company for the Bank, which was also known as Minden Bancorp, Inc., held by the “public” shareholders of the mid-tier holding company (the “Exchange”). Each share of common stock of the mid-tier holding company was converted into the right to receive 1.7427 shares of common stock of the new Minden Bancorp in the conversion and reorganization, provided no fractional shares were issued.

Pursuant to a registration statement on Form S-1 (File No. 333-169458), which was declared effective by the SEC on November 9, 2010, 2,933,739 shares of common stock were registered and 2,379,205 shares were issued in the Offering and the Exchange. The Offering commenced on November 9, 2010 and was completed on January 4, 2011. Sandler O’Neill & Partners, L.P. (“Sandler”) was engaged to assist in the marketing of the common stock in the Offering. For its services, Sandler received a fee of $160,000. Sandler also was engaged to act as records management agent in connection with the Offering and received a fee of $15,000 for such services. It was also entitled to be reimbursed for its out of pocket expenses not to exceed in the aggregate $105,000.

Expenses related to the Offering were approximately $.9 million, including the fees and expenses paid to Sandler described above, none of which were paid to officers or directors of the Company or the Bank or associates of such persons. Net proceeds of the Offering were approximately $12.9 million. Of the net proceeds of the Offering, $6.6 million was contributed to the Bank. Additionally, the Company’s Employee Stock Ownership Plan was extended a loan in the amount of $557,720 to purchase 55,772 shares of common stock in the Offering. All other proceeds were retained by the Company for future capital needs and general corporate purposes.

Initially, both the Company and the Bank invested the net proceeds from the Offering in short-term investments until the net proceeds can be deployed for other purposes.

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

MINDEN BANCORP, INC.

Date: May 16, 2011	By:	/s Jack E. Byrd, Jr.
Jack E. Byrd, Jr.
President and Chief Executive Officer

Date: May 16, 2011	By:	/s/ Becky T. Harrell
Becky T. Harrell
Chief Financial Officer