Form 10-Q
period 2011-06-30
MINDEN BANCORP, INC.
filed 2011-08-15
CIK 1501331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to___________

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
☐ Yes                      ☒ No
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of June 30, 2011, 2,382,137 shares of the Registrant’s common stock were issued and outstanding.

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

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

A S S E T S	June 30, 2011	December 31, 2010
	(Unaudited)

Cash and noninterest-bearing deposits	$2,202	$2,256
Interest-bearing demand deposits	157	421
Federal funds sold	28,450	46,025
Total cash and cash equivalents	30,809	48,702

Investment securities:
Securities held-to-maturity (estimated market
value of $140-2010)	-	139
Securities available-for-sale, at estimated market	64,745	62,436
value

First National Banker’s Bank stock, at cost	210	210
Federal Home Loan Bank stock, at cost	240	239
Loans, net of allowance for loan losses of $1,348-
2011 and $1,286-2010	131,454	127,190
Accrued interest receivable	803	804
Premises and equipment, net	5,411	5,551
Other real estate owned	-	10
Prepaid and other assets	1,215	2,470

Total assets	$234,887	$247,751

LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30, 2011	December 31, 2010
	(Unaudited)

Liabilities:
Deposits:
Noninterest-bearing	$21,740	$33,805
Interest-bearing	173,759	178,280
Total deposits	195,499	212,085
Accrued interest payable	295	311
Stock escrow liability	-	10,230
Other liabilities	1,207	1,015
Total liabilities	197,001	223,641

Commitments and contingent liabilities

Stockholders' equity:
Preferred stock-$.01 par value; authorized 10,000,000
shares-2011 and 1,000,000-2010; none issued-no rights/	-	-
preferences set by board
Common stock-$.01 par value; authorized 40,000,000
shares-2011 and 4,000,000-2010; 2,382,137 shares
issued and outstanding-2011 and 2,379,205 shares-
2010	24	15

Additional paid-in capital	29,597	16,575
Retained earnings	8,659	9,256
Accumulated other comprehensive income	248	267
	38,528	26,113
Unearned common stock held by Recognition
and Retention Plan (RRP)
(8,347 shares-2011 and 10,628 shares-2010)	(30)	(60)
Unallocated common stock held by ESOP (63,505-
2011 and 13,691 shares-2010 unreleased)	(612)	(95)
Treasury stock-at cost (-0- shares-2011 and
89,434-2010)	-	(1,848)
Total stockholders' equity (substantially restricted)(1)	37,886	24,110

Total liabilities and stockholders' equity	$234,887	$247,751

(1)	Prior period shares issued and outstanding figures were adjusted for comparability using the conversion ratio of 1.7427 due to completion of second step offering on January 4, 2011.

MINDEN BANCORP. INC. AND SUBSIDIARY

Consolidated Statements of Income
(in thousands, except per share)

	Three months Ended		Six months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest and dividend income:
Loans, including fees	$2,012	$1,939	$3,953	$3,775
Investments-taxable:
Securities	145	183	292	379
Mortgage-backed securities	135	90	261	185
Other	21	9	49	25
Total interest income	2,313	2,221	4,555	4,364

Interest expense:
Interest-bearing demand deposits and savings	74	116	160	226
Certificates of deposit	306	342	637	720
Total interest expense	380	458	797	946

Net interest income	1,933	1,763	3,758	3,418
Provision for loan losses	30	30	60	60

Net interest income after provision for loan losses	1,903	1,733	3,698	3,358

Noninterest income:
Customer service fees	233	173	429	333
Gain on sale of assets	1	1	179	-
Other operating income	10	17	19	34
Total noninterest income	244	191	627	367

Noninterest expense:
Salaries and benefits	575	550	1,171	1,133
Occupancy expense	204	183	395	371
FDIC deposit insurance	79	75	158	151
Professional and supervisory fees	99	40	152	80
Computer Expense	39	38	81	74
Other operating expense	132	119	232	223
Total noninterest expense	1,128	1,005	2,189	2,032

Income before income taxes	1,019	919	2,136	1,693
Income tax expense	350	313	730	576
Net income	$669	$606	$1,406	$1,117

Earnings per share (EPS)-basic	$0.29	$0.26	$0.61	$0.48
Diluted EPS	$0.27	$0.25	$0.57	$0.45

The accompanying notes are an integral part of the consolidated financial statements.

MINDEN BANCORP. INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except per share)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned RRP	Unearned ESOP	Treasury Stock	Total

Balance January 1, 2010	15	16,572	7,314	82	(78)	(155)	(1,848)	21,902

Net Income	-	-	1,117	-	-	-	-	1,117
Change in net unrealized gain
on securities available for
sale, net of taxes and reclassification
adjustment of $193	-	-	-	375				375
Total Comprehensive income								1,492

Dividends (0.22 per share)	-	-	(124)	-	-	-	-	(124)
Amortization of awards under	-
RRP-net of release of RRP/ESOP	-	11	-	-	-	30		41

Balance June 30, 2010	15	16,583	8,307	457	(78)	(125)	(1,848)	23,311

Balance January 1, 2011	15	16,575	9,256	267	(60)	(95)	(1,848)	24,110

Net Income	-	-	1,406	-	-	-	-	1,406
Change in net unrealized gain
on securities available for
sale, net of taxes and reclassification
adjustment of $9	-	-	-	(19)				(19)
Total Comprehensive income								1,387

Issuance of Common Stock, net of $920 conversion
cost	9	13,014	-	-	-	(557)	-	12,466
Exercise of stock options	-	26	-	-	30	-	-	56
Dividends (.065 per share)			(155)					(155)
Amortization of awards under
RRP-net of release of RRP/ESOP	-	(29)	-	-	-	-		(29)
Unearned RRP/ESOP	-	11	-	-	-	40		51
Treasury stock retired	-	-	(1,848)	-	-	-	1,848	-

Balance June 30, 2011	$24	$29,597	$8,659	$248	$(30)	$(612)	$-	$37,886

The accompanying notes are an integral part of the consolidated financial statements.

MINDEN BANCORP. INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended

	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$1,406	$1,117
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	60	60
Depreciation and amortization	140	153
RRP and other expenses	51	40
Net amortization of securities	197	-
Gain (loss) on sale of assets	(178)	1
Loans held for sale-originated	(1,766)	(3,026)
Loans held for sale-sold	1,766	3,026
Decrease in prepaid expenses and accrued income	1,119	74
Decrease in interest payable and other liabilities	(159)	(61)
Total adjustments	1,230	267
Net cash provided by operating activities	2,636	1,384

Cash flows from investing activities:
Sales, maturities and paydowns of securities available for sale	20,170	6,610
Purchase of securities available for sale	(22,523)	(3,145)
Sales, maturities and paydowns of securities held to maturity	136	14
Net increase in loans	(4,324)	(8,908)
Purchase of premises and equipment, net	-	(25)
Proceeds from sale of other assets	11	31
Net cash (used) by investing activities	(6,530)	(5,423)

Cash flows from financing activities:
Net decrease in deposits	(16,587)	(12,640)
Proceeds from stock offering - net of costs	2,717	-
Proceeds from stock options exercised	26	-
Dividends paid	(155)	(124)
Net cash used by financing activities	(13,999)	(12,764)

The accompanying notes are an integral part of the consolidated financial statements.

MINDEN BANCORP. INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended

	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)

Net decrease in cash and cash equivalents	(17,893)	(16,803)

Cash and cash equivalents at beginning of period	48,702	33,514

Cash and cash equivalents at end of period	$30,809	$16,711

Supplemental disclosures:
Interest paid on deposits and borrowed funds	$832	$1,020
Income taxes paid	$-	$568

Noncash investing and financing activities:
Transfer of loans to real estate owned	$-	$-

Increase (decrease) in unrealized gain (loss) on
securities available for sale	$(28)	$568

The accompanying notes are an integral part of the consolidated financial statements.

MINDEN BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

1.	Summary of Significant Accounting Policies

Minden Bancorp, Inc. is a savings and loan holding company (the “Company”) established in 2010.  MBL Bank (the “Bank”) is the wholly-owned subsidiary of the Company. The Company's significant assets and business activity are its investment in the Bank.  All intercompany transactions have been eliminated in consolidation of Minden Bancorp, Inc., MBL Bank and (with respect to the 2010 period) Minden Services, Inc. (“MSI”).  The Bank moved to its new main location at 100 MBL Bank Drive, Minden, Louisiana on March 19, 2007.  The Bank accepts customer demand, savings, and time deposits and provides residential mortgages, commercial mortgages, and consumer and business loans to customers.  The Bank is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.  The Bank formed MSI as a wholly-owned subsidiary.  MSI's sole purpose was to hold real estate for the Bank to use for further expansion. MSI was liquidated in December 2010.

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

Basis of Presentation.  These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included.  The results of operations for the six month period ended June 30, 2011 are not necessarily indicative

1.	Summary of Significant Accounting Policies (Continued)

of the results to be obtained for the full fiscal year ended December 31, 2011.

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of June 30, 2011.  In preparing these financial statements, the Company evaluated subsequent events through the date these financial statements were issued.

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

Cash and Cash Equivalents.  For purposes of the balance sheet  and statements of cash flows, cash and cash equivalents include cash and balances due from banks, federal funds sold and interest-bearing deposits at other banks, all of which mature within ninety days.

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

stockholders' equity, net of related deferred tax effects, are accounted for as other comprehensive income.  The cumulative changes in unrealized gains and losses on such securities are accounted for in accumulated other comprehensive income as part of stockholders' equity.  Gains and losses on the sale of securities available for sale are determined using the specific-identification method.  Other-than-temporary impairment of debt securities is based upon the guidance as follows: (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss.  When an entity does not intend to sell the security, and it is more likely than not that the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.  For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

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

1.	Summary of Significant Accounting Policies (Continued)

when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured or, when the loan becomes well secured and in the process of collection.

Allowance for Loan Losses.  The allowance for loan losses is established as a provision for loan losses charged to earnings.  Loan losses not associated with a related valuation reserve are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  The allowance for loan losses is evaluated on a regular basis by management and is based upon an amount management believes will cover known and inherent losses in the loan portfolio based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Premises and Equipment.  Premises and equipment are stated at cost less accumulated depreciation.  The Bank records depreciation on property and equipment using accelerated and straight-line methods with lives ranging from 5 to 15 years on furniture, fixtures and equipment and up to 40 years on the buildings.

Income Taxes.  The company files a consolidated federal income tax return with its subsidiary.  Income taxes and benefits are generally allocated based on each subsidiary's contribution to the total

1.	Summary of Significant Accounting Policies (Continued)

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

Advertising Costs.  Advertising costs are expensed as incurred.  Such costs amounted to approximately $15,000 and $20,000 for each of the six months ended June 30, 2011 and 2010, respectively, and are included in other operating expense.

Stock compensation.  The cost of employee services received in exchange for stock options and stock grants (RRP) is measured using the fair value of the award on the grant date and is recognized over the service period, which is usually the vesting period.

Treasury stock.  Common stock shares repurchased are recorded as treasury stock at cost.

Earnings per share. Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. The earnings per share as of June 30, 2010 were adjusted for the 2011 stock conversion issue. Diluted earnings per share reflects additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company related solely to outstanding stock options and are determined using the treasury stock method.

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

There were no securities held-to-maturity at June 30, 2011. Securities held-to-maturity (in thousands) consisted of the following at December 31, 2010:

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

GNMA	$25	$-	$-	$25
FNMA	106	1	-	107
FHLMC	8	-	-	8
	$139	$1	$-	140

Securities available-for-sale (in thousands) consists of the following:

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Municipals	$230	$1	-	231
Agency Bonds (FNMA/
/FHLMC/FFCB/FHLB)	39,998	246	12	40,232
CMO	1,965	13	-	1,978
FNMA pools	14,345	107	6	14,446
FHLMC pools	7,831	80	53	7,858
	$64,369	$447	$71	$64,745

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Asset Management Funds	$6,795	$121	$-	$6,916
FHLMC Voting Common
Stock	11	-	7	4
Municipals	230	4	-	234
Agency Bonds (FNMA/
FHLB)	35,118	216	110	35,224
CMO	2,027	-	20	2,007
FNMA ARM pools	9,683	77	49	9,711
FHLMC ARM pools	1,870	48	2	1,916
GNMA ARM pools	6,299	125	-	6,424
	$62,033	$591	$188	$62,436

2.	Investment Securities (Continued)

The amortized cost and estimated market value of investment securities (in thousands) at June 30, 2011 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

One year or less	$5,238	$5,261	$-	$-
After 1 year thru 5 years	35,938	36,151	-	-
After 5 years thru 10 years	21,228	21,355	-	-
After 10 years	1,965	1,978	-	-
	$64,369	$64,745	-	-

At June 30, 2011, investment securities with a financial statement carrying amount (in thousands) of $41,657 were pledged to secure public and private deposits.  Investment securities were sold during the six months ending June 30, 2011 at a net gain of $177,000. No gain or loss was recognized on investment securities in 2010.  Sales, maturities and calls are detailed on the statement of cash flows.

Information pertaining to securities with gross unrealized losses (in thousands) at June 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
						`
June 30, 2011:
Federal agencies	$-	$-	$2,009	$12	$2,009	$12
Mortgage backed
securities	-	-	5,790	59	5,790	59
	$-	$-	$7,799	$71	$7,799	$71

December 31, 2010:
Federal agencies	$12,720	$110	$-	$-	$12,720	$110
FHLMC stock	3	7	-	-	3	7
Mortgage backed
securities	5,283	66	423	5	5,706	71
	$18,006	$183	$423	$5	$18,429	$188

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

2.	Investment Securities (Continued)

agencies have occurred, and the results of reviews of the issuer’s financial condition.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

The Company also had a significant investment in a mutual fund, the Shay Asset Fund (“the Fund”) that invested primarily in short-term adjustable-rate mortgage-backed securities.  During the third quarter of 2009, management determined that the Fund’s decline in market value was an other-than-temporary impairment (OTTI) and recorded a write down (in thousands) of $2,822.  Due to the credit loss existing in the Fund and based upon the Fund not gaining significant market increases over the prior eighteen months and various other factors the credit was determined to be OTTI.  The account cost balance (in thousands) of $10,851 was written down to $8,029 in 2009 and that value became the new cost value of the Fund. Regulatory agencies were advised of the impairment. The Fund in 2009 and 2010 restricted cash withdrawals (in thousands) to $250 per quarter. The Bank withdrew (in thousands) $250 in 2009 and $1,000 in 2010.  The Bank liquidated this Fund in January 2011 at a small gain.

3.	Loans and Allowance for Loan Losses

The composition of the Company’s loan portfolio (in thousands) at June 30, 2011 and December 31, 2010, consisted of the following:

	2011	2010

First mortgage conventional loans:
Secured by one-to-four-family residences	$55,302	$56,281
Commercial real estate	29,928	27,131
Commercial, other than real estate	12,863	12,177
Land	12,669	11,473
Consumer loans (including overdrafts of
$404 and $44)	12,085	12,156
Loans secured by deposits	5,378	6,300
Construction loans	6,665	4,464
Total	134,890	129,982

Less: Allowance for loan losses	(1,348)	(1,286)
Unfunded construction loan commitments	(2,088)	(1,506)

Loans, net	$131,454	$127,190

3.	Loans and Allowance for Loan Losses (Continued)

Changes in the allowance for loan losses (in thousands) for the six months ended June 30, 2011 and for the year ended December 31, 2010 are summarized as follows:

	2011	2010

Balance, beginning of period	$1,286	$1,001
Provision for loan losses	60	370
Recoveries	6	37
Loans charged off-net of recoveries	(4)	(122)
Balance, end of period	$1,348	$1,286

The Company charges a flat rate for the origination or assumption of a loan.  These fees are designed to offset direct loan origination costs and the net amount, if material, is deferred and amortized, as required by accounting standards.

Impaired loans are considered immaterial at June 30, 2011 and December 31, 2010 and no valuation allowance has been established with respect to those loans.  Total non-accrual loans (in thousands) at June 30, 2011 and December 31, 2010 were $378 and $467, respectively.  Interest income (in thousands) of approximately $8 and $10 would have been recognized for the period ended June 30, 2011 and December 31, 2010, respectively, had the loans not been on non-accrual.

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

4.	Other Assets

Other assets (in thousands) at June 30, 2011 and December 31, 2010 consist of the following:

	2011	2010

Cash value of life insurance	$569	$566
Prepaid expenses	626	808
Deferred income taxes	-	614
Conversion cost/other	20	482
	$1,215	$2,470

The deferred tax asset noted above is primarily related to the timing difference in the impairment charge incurred on investments in 2009.

5.	Deposits

Deposits as of June 30, 2011 and December 31, 2010 (in thousands) are summarized as follows:

	2011	2010
Demand deposit accounts (including official
checks of $648 in 2011 and $346 in 2010)	$100,422	$119,083
Passbook savings	13,631	13,500
Certificates of deposit:
0.00% – 0.99%	10,788	104
1.00% – 1.99%	67,316	72,329
2.00% – 2.99%	3,241	6,282
3.00% – 3.99%	101	451
4.00% – 4.99%	-	336
Total certificates of deposit	81,446	79,502
Total deposits	$195,499	$212,085

Scheduled maturities of certificates of deposit (in thousands) at June 30, 2011 are as follows:

	2012	2013	2014	Total

Maturing 2011				$45,216
0.00% – 0.99%	$42	$-	$-	42
1.00% – 1.99%	29,539	3,272	2,021	34,832
2.00% – 2.99%	350	1,006	-	1,356
Total	$29,931	$4,278	$2,021	$81,446

Included in deposits (in thousands) at June 30, 2011 and December 31, 2010 were $38,570 and $35,675, respectively, of certificates of deposit (CD) in denominations of $100,000 or more.  Deposit insurance coverage has been increased by regulation to cover deposits up to $250,000.

6.	Federal Home Loan Bank Advances

Federal Home Loan Bank (“FHLB”) advances represent short-term, fixed-rate borrowings from the Federal Home Loan Bank of Dallas.  Interest rates paid on the advances vary by term and are set by the FHLB.  There were no advances outstanding at June 30, 2011 and December 31, 2010.

The Bank has an available line of credit (in thousands) with the FHLB of $80,399 at June 30, 2011 with $80,399 available for use.

7.	Pension/ESOP Plan

In 2001, the Bank adopted a 401(k) retirement plan and discontinued its “SEP” plan, covering all employees after completing a year of service.  The Bank contributes up to a 6% match of the employee’s contribution based upon Board approval.  Plan contributions (in thousands) for the six months ended June 30, 2011 and 2010 were $39 and $33, respectively.

7.	Pension/ESOP Plan (Continued)

The Company established an ESOP and loaned the ESOP $524 (in thousands) in July 2002 to purchase 91,267 shares (pre-conversion shares of 52,371) of common stock, which amounted to 3.8% of the outstanding shares at such date.  The remaining balance (in thousands) due of $64 plus interest is payable (in thousands) by June 30, 2012.  The quarterly payments (in thousands) are $17 and annually aggregate $66.  Additionally the ESOP was extended a loan in 2011 in the amount of (in thousands) $558, to purchase 55,772 shares of common stock in the second-step conversion. (See Note 14). The remaining balance (in thousands) due of $547 at $38 (in thousands) per year including interest is payable over approximately twenty years. The Bank made contributions to the ESOP to enable it to make the note payments (in thousands) of $52 and $33, respectively, during the six months ended June 30, 2011 and 2010, respectively, which is included in salaries and benefits on the income statement.  As the notes are paid, the shares will be released and allocated to the participants of the ESOP.  As of June 30, 2011, 83,534 of the shares had been released.  The market value of the unreleased ESOP shares (63,505) at June 30, 2011 was approximately $826,000.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below, in thousands) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of June 30, 2011, that the Bank met all capital adequacy requirements to which it is subject.

As of June 30, 2011, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier I leverage ratios, and tangible capital ratios as set forth in the table (amounts in thousands).  The Bank's actual capital amounts (in thousands) and ratios are also presented in the table.  There are no conditions or events since that notification that management believes have changed the institution's category.

8.	Retained Earnings and Regulatory Capital (Continued)

	Actual		For Capital Adequacy Purposes:			To be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of June 30, 2011:
Total capital (to Risk
Weighted Assets)	$32,510	25.73%	$	>10,107	>8.0%	$	>12,634	>10.0%
Core (Tier I) Capital (to
Risk Weighted Assets)	$31,162	24.67%		N/A	N/A	$	>7,580	>6.0%
Core (Tier I) Capital (to
Total Assets)	$31,162	13.29%	$	>9,371	>4.0%	$	>11,744	>5.0%
Tangible Capital
(to Total Assets)	$31,162	13.29%	$	>3,523	>1.5%		N/A	N/A

As of December 31, 2010:
Total capital (to Risk
Weighted Assets)	$24,480	20.26%	$	>9,666	>8.0%	$	>12,083	>10.0%
Core (Tier I) Capital (to
Risk Weighted Assets)	$23,143	19.15%		N/A	N/A	$	>7,250	>6.0%
Core (Tier I) Capital (to
Total Assets)	$23,143	9.37%	$	>9,875	>4.0%	$	>12,343	>5.0%
Tangible Capital
(to Total Assets)	$23,143	9.37%	$	>3,703	>1.5%		N/A	N/A

Capital for the Company is not significantly different than the amounts reflected above for the Bank.  The following is a reconciliation of the Bank’s equity under GAAP to regulatory capital at the dates indicated (dollars in thousands):

	June 30, 2011	December 31, 2010

GAAP equity	$31,410	$23,410
Accumulated other comprehensive unrealized gains	(248)	(267)
Tier 1 capital	31,162	23,143
Unrealized gains on available-for-sale securities	--	51
Allowance for loan losses	1,348	1,286
Total capital	$32,510	$24,480

9.	Fair Value of Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.  FASB Accounting Standards Codification Topic #825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

9.	Fair Value of Financial Instruments (Continued)

The estimated fair values (in thousands), and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$30,809	$30,809	$48,702	$48,702
Securities available for sale	64,745	64,745	62,436	62,436
Securities held to maturity	-	-	139	140
FNBB & FHLB stock	450	450	449	449
Loans, net	131,454	131,046	127,190	126,795
Accrued interest receivable	803	803	804	804

Financial liabilities:
Deposits	195,499	195,675	212,085	212,276
Accrued interest payable	295	295	311	311

Off-balance sheet credit related to
financial instruments:
Commitments to extend credit	26,108	26,108	16,378	16,378

Off-balance sheet derivative financial instruments:  None

The Company adopted FASB Accounting Standards Topic 820, “Fair Value Measurements” (Topic 820), as of January 1, 2008.  Topic 820 requires disclosures that stratify balance sheet amounts measured at fair value based on the inputs used to derive fair value measurements.  These strata included:

•
Level 1 valuations, where the valuation is based on quoted market prices for identical assets or liabilities traded in active markets (which include exchanges and over-the-counter markets with sufficient volume),

•
Level 2 valuations, where the valuation is based on quoted market prices for similar instruments traded in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market, and

•
Level 3 valuations, where the valuation is generated from model-based techniques that use significant assumptions not observable in the market, but observable based on the Company’s specific data.  These unobservable assumptions reflect the Company’s own estimates for assumptions that market participants would use in pricing the asset or liability.  Valuation techniques typically include option pricing models, discounted cash flow models and similar techniques, but may also include the use of market prices of assets or liabilities that are not directly comparable to the subject asset or liability.

9.	Fair Value of Financial Instruments (Continued)

Fair values of assets and liabilities (in thousands) measured on a recurring basis at June 30, 2011 and December 31, 2010 are as follows:

	Level 1	Level 2	Level 3	Fair Value
June 30, 2011:
Securities available for sale	$-	$64,745	$-	$64,745

December 31, 2010:
Securities available for sale	-	62,436	-	62,436

10.	Segment Reporting

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

The Company established the 2003 Recognition and Retention Plan and Trust Agreement ("2003 RRP"), which is a stock-based incentive plan.  The 2003 RRP was approved by the shareholders at the Company's annual meeting held May 15, 2003.

The Company authorized 45,634 shares of the Company's common stock to be awarded under the 2003 RRP.  The Company had purchased 45,634 shares in the open market to fund the 2003 RRP as of December 31, 2004.  Shares subject to awards under the 2003 RRP vest at the rate of 20% per year.  As of June 30, 2011 and December 31, 2010, awards covering 43,741 shares had been made.  The Company did not issue any awards for the six months ending June 30, 2011 and 2010. Shares vested and issued during the six months ended June 30, 2011 and 2010 were 2,281 and 2,281 respectively. As a result, expense for this plan is being amortized over a 60-month period and is based upon the market value of the Company's stock as of the grant date of the awards which was $8.82 with respect to the outstanding awards through 2007.  The price for the 2008 awards was $11.96 and the 2009 awards was $6.31.  Compensation (in thousands) under the 2003 RRP for the six months ended June 30, 2011 and 2010 was $10,000 and $10,000, respectively, and is included in salaries and benefits.

The Company established the 2003 Stock Option Plan (“the 2003 Option Plan") under which 114,084 shares of Company stock are reserved for the grant of stock options to directors, officers and employees.  The 2003 Option Plan provides for vesting of options granted to participants at 20% per year.  The options expire in ten years.  The exercise price of the options is equal to the fair market value of the common stock on the grant date which was $8.82 with respect to the options prior to 2007; the price for the 2008 options was $11.96 and the 2009 option price was $6.31.  The Company issued 20,867 options in 2009 and 4,888 options in 2008 that vest over a five year period. As of June 30, 2011, options covering 102,910 shares were outstanding.  Options totaling 88,434 shares were exercisable as of June 30, 2011.

The fair value of each outstanding option is estimated on the date of the grant using the Black-Scholes option-pricing with the following weighted average assumptions; 1% dividend yield, 10 years expected life, 30.07% expected volatility and 3.53% risk free interest rate.  The majority of the options (86,934 shares) were granted in May 2003 and have fully vested.  The value of the 2008

11.	Stock Based Benefit Plans (Continued)

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

The Company's Stock Benefits Administration Committee of the Board of Directors oversees the RRP and Option Plans.

A summary of the status of the Company’s stock options under the 2003 Option Plan is presented below:

	Total Options
	Number of Shares	Average Exercise Price	Average Intrinsic Value

Outstanding-December 31, 2007	82,046	$8.82
Granted	4,888	$11.96
Outstanding-December 31, 2008	86,934	$9.00
Granted	20,867	$6.31
Outstanding-December 31, 2010 and
2009	107,801
Forfeited and exercised	(4,891)
Outstanding-June 30, 2011	102,910	$8.46	$467,211
Options exercisable at period end	88,434		$401,490

Information pertaining to options outstanding at June 30, 2011 is as follows:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$5.00-$7.50	20,867	7.5 years	$6.31
$7.51 - $10.00	77,155	2 years	$8.82
$10.01 and above	4,888	7 years	$11.96

Outstanding at end of period	102,910	3.4 years	$8.46

11.	Stock Based Benefit Plans (Continued)

As of June 30, 2011, there were options covering 88,434 shares exercisable at a weighted average price of $8.69.  The exercise prices of those options were between $6.31 and $11.96.

	Number of Shares	Weighted Grant Date Fair Value

Non-vested options, December 31, 2010	19,625	$7.15
Vested	(5,149)	$7.38
Non-vested options, June 30, 2011	14,476	$7.07

12.	Supplemental Retirement Benefit Agreement

The Bank has entered into supplemental retirement benefit agreements (the “Agreements”) with two key executives and one retired key executive.  The Agreements provide for monthly retirement benefits in the amount of $5,000 per month for ten to fifteen years from the date they retire for the executive group as a whole.  As of June 30, 2011 and December 31, 2010, a liability (in thousands) of $344 and $347, respectively, was accrued for the Agreements.  Benefits began to be paid in January 2011.

13.	Earnings Per Share (EPS)

EPS is calculated based on average weighted common shares outstanding less ESOP and RRP shares not released and less treasury stock.  The number of shares used in the EPS computation at June 30, 2011 was 2,306,615 and at June 30, 2010 was 2,337,762.

Basic and diluted earnings per share for the 2010 period have been adjusted to take into account the conversion of MBL Bank from the mutual holding company structure to the stock holding company structure (See Note 14).

14.	Plan of Conversion

On September 14, 2010, the old Minden Bancorp, Inc. (“old Minden”) announced that old Minden, the Bank and Minden Mutual Holding Company had adopted a Plan of Conversion and Reorganization (the “Plan of Conversion”). On January 4, 2011 the conversion was completed resulting in the old Minden’s and the Bank’s reorganization from the two-tier mutual holding company structure to the stock holding company structure. Pursuant to the Plan of Conversion, (i) Minden Mutual Holding Company converted to stock form and then merged with and into old Minden, with old Minden being the surviving entity, (ii) old Minden merged with and into the Company with the Company being the survivor thereof, (iii) the shares of common stock of old Minden held by persons other than Minden Mutual Holding Company were converted into shares of common stock of the  Company pursuant to an exchange ratio designed to preserve the percentage ownership interests of such persons, (iv) shares of common stock of old Minden held by Minden Mutual Holding Company were canceled,  (v) shares of the common stock of the Bank held by old Minden are owned by the  Company with the result that the Bank became the wholly owned subsidiary of the Company, and (vi) the Company offered and sold shares of its common stock to depositors of the Bank and others in the manner and subject to the priorities set forth in the Plan of Conversion.

In connection with the conversion, shares of old Minden’s common stock previously owned by Minden Mutual Holding Company were canceled and new shares of common stock, representing the approximate 58.6% ownership interest of Minden Mutual Holding Company, were offered for sale by the Company. Concurrent with the completion of the offering, old Minden’s existing public shareholders received a specified number of shares of the Company’s common stock for each share of old Minden’s common stock they owned at the date, based on an exchange ratio to ensure that they would own approximately the same percentage of the Company’s common stock as they owned of old Minden’s common stock immediately prior to the conversion.

At the time of the conversion, liquidation accounts were established for the benefit of certain depositors of the Bank by the Company and the Bank in an amount equal to the percentage ownership in old Minden owned by Minden Mutual Holding Company multiplied by old Minden’s

14.	Plan of Conversion (Continued)

stockholders’ equity as reflected in the latest statement of financial condition used in the final offering prospectus for the conversion plus the value of the net assets of Minden Mutual Holding Company as reflected in the latest statement of financial condition of Minden Mutual Holding Company prior to the effective date of the conversion. Neither the Company nor the Bank may declare or pay a cash dividend if the effect thereof would cause its equity to be reduced below either the amount required for the liquidation account or the regulatory capital requirements imposed by the Office of Thrift Supervision, now the FDIC as a result of the implementation of the Dodd-Frank Act.

The transactions contemplated by the Plan of Conversion were subject to and approved by old Minden’s shareholders, depositors of the Bank, the Office of Thrift Supervision and the Louisiana Office of Financial Institutions. Upon completion of the conversion, conversion costs of approximately $920,000 were netted against the offering proceeds.

15.	Subsequent Events

On July 12, 2011, the 2011 Recognition and Retention Plan and Trust Agreement (“2011 RRP”), a stock-based incentive plan, was approved by the shareholders.   The aggregate number of plan shares available for distribution pursuant to this Plan shall be 49,534 shares of Common Stock, subject to adjustment as provided for in the Plan.  Such shares shall be purchased (from the Company and/or, if permitted by applicable regulations, from shareholders thereof) by the Trust with funds contributed by the Company.  Shares subject to awards under the 2011 RRP shall vest at a rate no more rapid than 20% of the aggregate number of shares covered by the award as of each annual anniversary of the date of grant of the award, with such vesting rate to be determined by the committee administering the Plan.

On July 12, 2011, the 2011 Stock Option Plan (“the 2011 Option Plan”) was approved by the shareholders.  Under the 2011 Option Plan, 123,836 shares of Common Stock, subject to adjustments as provided for in the Plan, are reserved for the grant of stock options to directors, officers and employees.  Options shall become vested and exercisable at a rate of 20% per year, commencing one year from the date of grant. The options expire in ten years.  The per share price at which the subject Common Stock may be purchased upon exercise of an stock option under the 2011 Option Plan shall be no less than 100% of the Fair Market Value (as defined in the 2011 Option Plan) of a share of Common Stock at the time such stock option is granted, subject to adjustments as set forth in the Plan.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Minden Bancorp, Inc. (“Minden Bancorp” or the “Company”), the holding company for MBL Bank (the “Bank”) from December 31, 2010 to June 30, 2011 and on its results of operations during the second quarters of 2011 and 2010 and during the six month period through June 30th in each year. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the financial statements and related notes appearing in Item 1.

To the extent that statements in this Form 10-Q relate to future plans, objectives, financial results or performance of the Company, these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by the use of the words “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties. Factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the risk factors described under the heading “Risk Factors” in the prospectus, dated November 9, 2010 (SEC File No. 333-169458), of the Company, the newly formed Louisiana corporation which  became the holding company for the Bank upon completion of the second-step conversion of Minden Mutual Holding Company (the “MHC”), the mutual holding company parent of the federally chartered corporation, also known as  Minden Bancorp, Inc. which was the holding company for the Bank when it was in the mutual holding company structure.  The Company was formed by Minden Bancorp in connection with the MHC’s second-step conversion which was completed on January 4, 2011. The Company's results of operations are primarily dependent on the results of the Bank, which is a wholly owned subsidiary.

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

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged to expense.  Charges against the allowance for loan losses are made when management believes that the collectability of loan principal is unlikely.  Subsequent recoveries are added to the allowance.  The allowance is an amount that management believes will cover known and inherent losses in the loan portfolio, based on evaluations of the collectability of loans.  The evaluations take into consideration such factors as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans, and current economic conditions.  This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on impaired loans, value of collateral, estimated losses on our commercial and residential loan portfolios and general amounts for historical loss experience.  All of these estimates may be susceptible to significant change.

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance.  Historically, our estimates of the allowance for loan losses have not required significant adjustments from management’s initial estimates.  In addition, the Louisiana Office of Financial Institutions and the FDIC, as an integral part of their examination processes, periodically review our allowance for loan losses.  The Louisiana Office of Financial Institutions and  the FDIC may require the recognition of adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examinations.  To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

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

Changes in Financial Condition at June 30, 2011 Compared to December 31, 2010

Total assets decreased $12.9 million or 5.2% to $234.9 million at June 30, 2011compared to $247.8 million at December 31, 2010.  The decrease primarily reflected the $17.9 million decrease in cash and cash equivalents, offset by a $2.2 million or 3.5% increase in investment securities and a $4.3 million or 3.4% increase in net loans. The Company continued its efforts to expand its loan portfolio during the first six months of 2011, in particular commercial real estate and construction loans.  Total deposits decreased by $16.6 million or 7.8% to $195.5 million at June 30, 2011.  The decrease reflected both the transfer to the Company’s equity of deposits submitted to fund the purchase of shares in the offering as well as the withdrawal of seasonable deposits.  MBL Bank serves as the depository for a local taxing authority.  Such funds are deposited beginning in November and begin to be withdrawn starting in the following January.

Stockholders’ equity increased by $13.8 million or 57.1% to $37.9 million at June 30, 2011 as compared to $24.1 million at December 31, 2010. The increase was primarily due to the $12.9 million increase as result of the receipt of proceeds from the sale of the shares of common stock of the Company issued in the second-step conversion combined with a $1.4 million increase due to our profitable operations during the six months ended June 30, 2011.  This was  partially offset by dividends paid of $155,000 and a $19,000 decrease in accumulated other comprehensive income reflecting a decrease in unrealized gains related to investment securities available for sale as a result of the decline in the market value thereof since December 31, 2010.

Nonperforming assets, which consist of nonaccrual loans, accruing loans 90 days or more delinquent and real estate owned (which includes real estate acquired through, or in lieu of, foreclosure), decreased by $40,000 to $474,000 or 0.2% of total assets at June 30, 2011 from $514,000 or 0.2% of total assets at December 31, 2010. This decrease was primarily due to an $89,000 decrease in nonaccrual loans and a $10,000 decrease in real estate owned partially offset by a $59,000 increase in accruing loans 90 days or more delinquent. At June 30, 2011, the $474,000 of nonperforming assets consisted of $96,000 of accruing loans 90 days or more delinquent and $378,000 of nonaccrual loans.  At June 30, 2011, the $378,000 of nonaccrual loans consisted primarily of single-family residential mortgage loans.  Management continues to aggressively pursue the collection and resolution of all delinquent loans.

At both June 30, 2011 and December 31, 2010, the allowance for loan losses amounted to $1.3 million.  At June 30, 2011, the allowance for loan losses amounted to 284.4% of nonperforming loans and 1.0% of total loans receivable, as compared to 250.2% and 0.99%, respectively, at December 31, 2010.  The increase in the ratio of the allowance for loan losses to total nonperforming loans was primarily due to the slight decrease in the amount of nonperforming loans.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010

We recorded net income of $669,000 for the three months ended June 30, 2011 as compared to net income of $606,000 for the same period in 2010.

Net interest income for the three months ended June 30, 2011 increased $170,000 or 9.6% to $1.9 million as compared to $1.8 million for the same period in 2010. Net interest income increased $340,000 or 10.0% to $3.8 million for the six months ended June 30, 2011 as compared to $3.4 million for the same period in 2010.  The increase in net interest income for the three and six month periods ended June 30, 2011 reflected an increase in interest income of

$92,000 and $191,000, respectively, primarily due to loan growth combined with $78,000 and $149,000 decreases in interest expense for the three and six months ended June 30, 2011.  Interest expense decreases were a reflection of the continued re-pricing downward of our deposit liabilities resulting from the decline in interest rates.

For the three and six month periods ended June 30, 2011, the average rates paid on interest-bearing liabilities were 0.87% and 0.91%, respectively, as compared to 1.18% and 1.21% for the comparable periods in 2010.  Likewise, the yields on our net interest-earning assets also declined to 4.11% and 3.98%, respectively, in the 2011 periods as compared to 4.76% and 4.57% for the comparable 2010 periods.  However, such declines were partially offset by increases in the balances of our interest-earnings assets in the 2011 periods compared to the same periods in 2010.  The Company’s net interest margin was 3.44% and 3.28%, respectively, for the three and six months ended June 30, 2011, compared to 3.78% and 3.58%, respectively, for the three and six months ended June 30, 2010.

The provision for loan losses amounted to $30,000 and $60,000 for the three and six months ended June 30, 2011 and 2010.

Total non-interest income increased from $191,000 and $367,000 for the three and six months ended June 30, 2010, respectively, to $244,000 and $627,000 for the comparable periods in 2011.  The 2011 periods reflected modest increases in customer service fees as we continued to emphasize the development of relationship banking.  The increase for the six months ended June 30, 2011 also reflected a net gain on sale of assets of $179,000.  The Company sold $18.4 million of investment securities during the 2011 period.

Non-interest expense increased from $1.0 million and $2.0 million for the three and six months ended June 30, 2010, respectively, to $1.1 million and $2.2 million for the comparable periods in 2011.  The increases for the 2011 periods were due to increases in general, administrative and supervisory fees.

We incurred income tax expense of $350,000 and $730,000 for the three and six months ended June 30, 2011 as compared to income tax expense of $313,000 and $576,000 for the comparable periods in 2010 due to the increases in income before taxes in the 2011 periods.  Our effective tax rates were 34.0% for all periods.

Liquidity and Capital Resources

We maintain levels of liquid assets deemed adequate by management. We adjust our liquidity levels to fund deposit outflows, repay our borrowings and to fund loan commitments.  We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  We set the interest rates on our deposits to maintain a desired level of total deposits.  In addition, we invest excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements.  Our deposit accounts with the Federal Home Loan Bank of Dallas amounted to $104,000 and $421,000 at June 30, 2011 and December 31, 2010, respectively.

A significant portion of our liquidity consists of securities classified as available-for-sale and cash and cash equivalents.  Our primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts.  If we require funds beyond our ability to generate them internally, we have borrowing agreements with the Federal Home Loan Bank of Dallas which provide an additional source of funds.  At June 30, 2011, we did not have any advances from the Federal Home Loan Bank of Dallas and had $80.4 million in borrowing capacity.

At June 30, 2011, we had outstanding commitments totaling $26.1 million. At June 30, 2011, certificates of deposit scheduled to mature in less than one year, totaled $71.0 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal, in a rising interest rate environment.  We intend to utilize our high levels of liquidity to fund our lending activities.  If additional funds are required to fund lending activities, we intend to sell our securities classified as available-for-sale as needed.

The Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively.  At June 30, 2011, the Bank exceeded each of its capital requirements with ratios of 13.29%, 13.29% and 25.73%, respectively, and was deemed “well-capitalized” for regulatory capital purposes.

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

Item 4 – (Removed and Reserved).

Item 5 – Other Information.

There are no matters required to be reported under this item.

Item 6 – Exhibits.

List of exhibits: (filed herewith unless otherwise noted)

No.	Description
31.1	Rule 13a-14 and 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14 and 15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification

(This page intentionally left blank)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINDEN BANCORP, INC.

Date: August 15, 2011	By:	/s/ Jack E. Byrd, Jr.
Jack E. Byrd, Jr.
President and Chief Executive Officer

Date: August 15, 2011	By:	/s/ Becky T. Harrell
Becky T. Harrell
Chief Financial Officer