Form 10-Q
period 2011-09-30
MINDEN BANCORP, INC.
filed 2011-11-10
CIK 1501331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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
☐ Yes ☒ No
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of September 30, 2011, 2,420,231 shares of the Registrant’s common stock were issued and outstanding.

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

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	September 30,	December 31,
ASSETS	2011	2010
	(Unaudited)

Cash and noninterest-bearing deposits	$2,270	$2,256
Interest-bearing demand deposits	2,591	421
Federal funds sold	25,450	46,025
Total cash and cash equivalents	30,311	48,702

Investment securities:
Securities held-to-maturity (estimated market value of $140-2010)	—	139
Securities available-for-sale, at estimated market value	68,473	62,436

First National Banker’s Bank stock, at cost	210	210
Federal Home Loan Bank stock, at cost	240	239
Loans, net of allowance for loan losses of $1,370-2011 and $1,286-2010	132,733	127,190
Accrued interest receivable	822	804
Premises and equipment, net	5,362	5,551
Other real estate owned	10	10
Prepaid and other assets	1,193	2,470

Total assets	$239,354	$247,751

The accompanying notes are an integral part of the consolidated financial statements.

	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2011	2010
	(Unaudited)

Liabilities:
Deposits:
Noninterest-bearing	$21,681	$33,805
Interest-bearing	176,650	178,280
Total deposits	198,331	212,085
Accrued interest payable	285	311
Stock escrow liability	—	10,230
Other liabilities	1,700	1,015
Total liabilities	200,316	223,641

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock-$.01 par value; authorized 10,000,000 shares-2011 and 1,000,000-2010; none issued-no rights/preferences set by board	—	—
Common stock-$.01 par value; authorized 40,000,000 shares-2011 and 4,000,000-2010; 2,420,231 shares issued and outstanding-2011 and 2,379,205 shares-2010	24	15
Additional paid-in capital	29,961	16,575
Retained earnings	9,182	9,256
Accumulated other comprehensive income	492	267
	39,659	26,113
Unearned common stock held by Recognition and Retention Plan (RRP) (8,347 shares-2011 and 10,628 shares-2010)	(30)	(60)
Unallocated common stock held by ESOP (60,526-2011 and 13,691 shares-2010 unreleased)	(591)	(95)
Treasury stock-at cost (-0- shares-2011 and 89,434-2010)	—	(1,848)
Total stockholders’ equity (1)	39,038	24,110
(Substantially restricted)

Total liabilities and stockholders’ equity	$239,354	$247,751

The accompanying notes are an integral part of the consolidated financial statements.

(1)	Prior period shares issued and outstanding figures were adjusted for comparability using the conversion ratio of 1.7427 due to completion of second step offering on January 4, 2011.

MINDEN BANCORP. INC. AND SUBSIDIARY

Consolidated Statements of Income
(in thousands, except per share)

	Three months Ended		Nine months Ended

	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest and dividend income:
Loans, including fees	$2,020	$1,981	$5,974	$5,755
Investments-taxable:
Securities	142	187	434	566
Mortgage-backed securities	154	86	415	271
Other	19	15	68	41
Total interest income	2,335	2,269	6,891	6,633

Interest expense:
Interest-bearing demand deposits and savings	65	118	225	338
Certificates of deposit	300	327	937	1,053
Total interest expense	365	445	1,162	1,391

Net interest income	1,970	1,824	5,729	5,242
Provision for loan losses	30	30	90	90

Net interest income after provision for loan losses	1,940	1,794	5,639	5,152

Noninterest income:
Customer service fees	245	214	673	547
Gain on sale of assets	—	3	179	4
Other operating income	9	9	28	40
Total noninterest income	254	226	880	591

Noninterest expense:
Salaries and benefits	627	552	1,798	1,685
Occupancy expense	233	199	626	572
FDIC deposit insurance	68	75	226	226
Professional and supervisory fees	70	49	180	125
Computer Expense	43	39	124	113
Other operating expense	132	138	407	361
Total noninterest expense	1,173	1,052	3,361	3,082

Income before income taxes	1,021	968	3,158	2,661
Income tax expense	343	329	1,074	905
Net income	$678	$639	$2,084	$1,756

Earnings per share (EPS)-basic	$0.29	$0.27	$0.89	$0.75
Diluted EPS	$0.27	$0.26	$0.83	$0.71

The accompanying notes are an integral part of the consolidated financial statements.

MINDEN BANCORP. INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except per share)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned RRP	Unearned ESOP	Treasury Stock	Total

Balance January 1, 2010	15	16,572	7,314	82	(78)	(155)	(1,848)	21,902

Net Income	—	—	1,756	—	—	—	—	1,756
Change in net unrealized gain on securities available for sale, net of taxes and reclassification adjustment of $236	—	—	—	458				458
Total Comprehensive income								2,214

Dividends (0.33 per share)	—	—	(187)	—	—	—	—	(187)
Amortization of awards under	—
RRP-net of release of RRP/ESOP	—	17	—	—	—	45		62

Balance September 30, 2010	15	16,589	8,883	540	(78)	(110)	(1,848)	23,991

Balance January 1, 2011	15	16,575	9,256	267	(60)	(95)	(1,848)	24,110

Net Income	—	—	2,084	—	—	—	—	2,084
Change in net unrealized gain on securities available for sale, net of taxes and reclassification adjustment of $116	—	—	—	225				225
Total Comprehensive income								2,309

Issuance of Common Stock, net of $920 conversion cost	9	13,014	—	—	—	(557)	—	12,466
Exercise of stock options	—	362	—	—	—	—	—	362
Dividends (.13 per share)			(310)					(310)
Amortization of awards under
RRP-net of release of RRP/ESOP	—	(29)	—	—	—	—		(29)
Unearned RRP/ESOP	—	39	—	—	30	61		130
Treasury stock retired	—	—	(1,848)	—	—	—	1,848	—

Balance September 30, 2011	$24	$29,961	$9,182	$492	$(30)	$(591)	$—	$39,038

The accompanying notes are an integral part of the consolidated financial statements.

MINDEN BANCORP. INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended

	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$2,084	$1,756
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	90	90
Depreciation and amortization	210	226
Stock dividends	—	(1)
RRP and other expenses	101	59
Net amortization of securities	335	—
Gain (loss) on sale of assets	(178)	(4)
Loans held for sale-originated	2,960	4,389
Loans held for sale-sold	(2,960)	(4,389)
Decrease in prepaid expenses and accrued income	1,122	144
Increase in interest payable and other liabilities	197	161
Total adjustments	1,877	675
Net cash provided by operating activities	3,961	2,431

Cash flows from investing activities:
Sales, maturities and paydowns of securities available for sale	30,911	7,501
Purchase of securities available for sale	(36,762)	(9,870)
Sales, maturities and paydowns of securities held to maturity	136	21
Net increase in loans	(5,643)	(10,626)
Purchase of premises and equipment, net	(21)	(33)
Proceeds from sale of other assets	11	60
Net cash (used) by investing activities	(11,368)	(12,947)

Cash flows from financing activities:
Net increase (decrease) in deposits	(13,754)	1,939
Proceeds from stock offering - net of costs	2,717	(190)
Proceeds from stock options exercised	362	—
Dividends paid	(309)	(187)
Net cash used by financing activities	(10,984)	1,562

The accompanying notes are an integral part of the consolidated financial statements.

MINDEN BANCORP. INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended

	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)

Net decrease in cash and cash equivalents	(18,391)	(8,954)

Cash and cash equivalents at beginning of period	48,702	33,514

Cash and cash equivalents at end of period	$30,311	$24,560

Supplemental disclosures:
Interest paid on deposits and borrowed funds	$1,210	$1,456
Income taxes paid	$265	$888

Noncash investing and financing activities:
Transfer of loans to real estate owned & repossessed assets	$10	$497

Increase (decrease) in unrealized gain (loss) on securities available for sale	$341	$695

The accompanying notes are an integral part of the consolidated financial statements.

MINDEN BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

1.         Summary of Significant Accounting Policies

Minden Bancorp, Inc. is a savings and loan holding company (the “Company”) established in 2010.  MBL Bank (the “Bank”) is the wholly-owned subsidiary of the Company. The Company’s significant assets and business activity are its investment in the Bank.  All intercompany transactions have been eliminated in consolidation of Minden Bancorp, Inc., MBL Bank and (with respect to the 2010 period) Minden Services, Inc. (“MSI”).  The Bank moved to its new main location at 100 MBL Bank Drive, Minden, Louisiana on March 19, 2007.  The Bank accepts customer demand, savings, and time deposits and provides residential mortgages, commercial mortgages, and consumer and business loans to customers.  The Bank is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.  The Bank formed MSI as a wholly-owned subsidiary.  MSI’s sole purpose was to hold real estate for the Bank to use for further expansion. MSI was liquidated in December 2010.

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

Basis of Presentation.  These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included.  The results of operations for the nine month period ended September 30, 2011 are not necessarily

1.         Summary of Significant Accounting Policies (Continued)

  indicative of the results to be obtained for the full fiscal year ended December 31, 2011.

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of September 30, 2011.  In preparing these financial statements, the Company evaluated subsequent events through the date these financial statements were issued.

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

The FASB issued Accounting Standards Update No. 2010-20, “Disclosures about the Credit Quality  of Financing Receivables and Allowance for Credit Losses,” which requires financial institutions to provide a greater level of disaggregated information about the credit quality of loans and the allowance for loan losses.  This standard also requires financial institutions to disclose additional information related to credit quality indications and information about past due loans.

The FASB also issued Accounting Standards Update No. 2011-02, Receivables (Topic 310) A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.  ASU 2011-02 clarifies whether loan modifications constitute troubled debt restructuring.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist:  (a) the restructuring constitutes a concession and (b) the debtor is experiencing financial difficulties. See Note 3 for detailed information.

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

Advertising Costs.  Advertising costs are expensed as incurred.  Such costs amounted to approximately $22,000 and $28,000 for each of the nine months ended September 30, 2011 and 2010, respectively, and are included in other operating expense.

Stock compensation.  The cost of employee services received in exchange for stock options and stock grants (RRP) is measured using the fair value of the award on the grant date and is recognized over the service period, which is usually the vesting period.

Treasury stock.  Common stock shares repurchased are recorded as treasury stock at cost.

Earnings per share. Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. The earnings per share as of September 30, 2010 were adjusted for the 2011 stock conversion issue. Diluted earnings per share reflects additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company related solely to outstanding stock options and are determined using the treasury stock method.

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

2.         Investment Securities

There were no securities held-to-maturity at September 30, 2011. Securities held-to-maturity (in thousands) consisted of the following at December 31, 2010:

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

GNMA	$25	$—	$—	$25
FNMA	106	1	—	107
FHLMC	8	—	—	8
	$139	$1	$—	$140

Securities available-for-sale (in thousands) consist of the following:

	September 30, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Agency Bonds (FNMA/FHLMC/FFCB/FHLB)	$30,935	286	15	31,206
CMO	1,895	34	—	1,929
FNMA ARM pools	25,332	251	26	25,557
FHLMC ARM pools	9,566	215	—	9,781
	$67,728	$786	$41	$68,473

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Asset Management Funds	$6,795	$121	$—	$6,916
FHLMC Voting Common Stock	11	—	7	4
Municipals	230	4	—	234
Agency Bonds (FNMA/FHLB)	35,118	216	110	35,224
CMO	2,027	—	20	2,007
FNMA ARM pools	9,683	77	49	9,711
FHLMC ARM pools	1,870	48	2	1,916
GNMA ARM pools	6,299	125	—	6,424
	$62,033	$591	$188	$62,436

2.         Investment Securities (Continued)

The amortized cost and estimated market value of investment securities (in thousands) at September 30, 2011 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

One year or less	$4,000	$4,015	$—	$—
After 1 year thru 5 years	27,747	28,004	—	—
After 5 years thru 10 years	29,868	30,328	—	—
After 10 years	6,113	6,126	—	—
	$67,728	$68,473	$—	$—

At September 30, 2011, investment securities with a financial statement carrying amount (in thousands) of $43,900 were pledged to secure public and private deposits.  Investment securities were sold during the nine months ending September 30, 2011 at a net gain of $177,000. A gain of $15,100 was recognized on the sale of investment securities in 2010.  Sales, maturities and calls are detailed on the statement of cash flows.

Information pertaining to securities with gross unrealized losses (in thousands) at September 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

September 30, 2011:
Federal agencies	$—	$—	$2,003	$15	$2,003	$15
Mortgage backed securities	4,071	26	—	—	4,071	26
	$4,071	$26	$2,003	$15	$6,074	$41

December 31, 2010:
Federal agencies	$12,720	$110	$—	$—	$12,720	$110
FHLMC stock	3	7	—	—	3	7
Mortgage backed securities	5,283	66	423	5	5,706	71
	$18,006	$183	$423	$5	$18,429	$188

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

The majority of these securities are guaranteed directly by the U.S. Government or other U.S. government agencies.  These unrealized losses relate principally to current interest rates for similar types of securities.  In analyzing an issuer’s financial condition, management considers whether the

2.         Investment Securities (Continued)

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

3.         Loans and Allowance for Loan Losses

The composition of the Company’s loan portfolio (in thousands) at September 30, 2011 and December 31, 2010, consisted of the following:

	2011	2010

First mortgage conventional loans:
Secured by one-to-four-family residences	$54,674	$56,281
Commercial real estate	32,652	27,131
Commercial, other than real estate	14,284	12,177
Land	12,696	11,473
Consumer loans (including overdrafts of $232 and $44)	11,295	12,156
Loans secured by deposits	4,000	6,300
Construction loans	5,478	4,464
Total	135,079	129,982

Less: Allowance for loan losses	(1,370)	(1,286)
Unfunded construction loan commitments	(976)	(1,506)

Loans, net	$132,733	$127,190

3.         Loans and Allowance for Loan Losses (Continued)

Changes in the allowance for loan losses (in thousands) for the nine months ended September 30, 2011 and for the year ended December 31, 2010 are summarized as follows:

	2011	2010

Balance, beginning of period	$1,286	$1,001
Provision for loan losses	90	370
Recoveries	7	37
Loans charged off	(13)	(122)
Balance, end of period	$1,370	$1,286

      The following tables detail the balance in the allowance for loan losses by portfolio segment at September 30, 2011:

	Balance January 1, 2011	Charge- offs	Recoveries	Provision for Loan Losses	Balance September 30, 2011

Loans secured by real estate:
Secured by 1-4 family residential properties	$188	$2	$—	$64	$250
Secured by nonfarm, nonresidential properties	506	—	—	34	540
Commercial and industrial loans	223	—	—	27	250
Consumer loans	369	11	7	(35)	330
Other loans	—	—	—	—	—
Total	$1,286	$13	$7	$90	$1,370

Allowance for Loan Losses

	Disaggregated by Impairment Method
	Individually	Collectively	Total

Loans secured by real estate:
Secured by 1-4 family residential properties	$50	200	250
Secured by nonfarm, nonresidential properties	—	540	540
Commercial and industrial loans	—	250	250
Consumer loans	16	314	330
Other loans	—	—	—
	$66	$1,304	$1,370

3.        Loans and Allowance for Loan Losses (Continued)

           Troubled Debt Restructurings

The following tables summarize information relative to loan modifications determined to be troubled debt restructurings.  As of September 30, 2011, all the troubled debt restructurings are included in impaired loans.

	September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

1-4 family residential	7	$344	$344
Nonfarm, nonresidential	1	703	703
Total real estate loans	8	1,047	1,047
Commercial and industrial	1	21	21
Consumer loans	9	72	72
Total loans	18	1,140	1,140

There have been no subsequent defaults of troubled debt restructurings.

The following table details loans individually and collectively evaluated for impairment at September 30, 2011:

Loans Evaluated for Impairment
	Individually	Collectively	Total
Loans secured by real estate:
Secured by 1-4 family residential properties	$472	57,250	$57,722
Secured by nonfarm, nonresidential properties	—	46,801	46,801
Commercial and industrial loans	—	14,284	14,284
Consumer loans	74	10,989	11,063
Other loans	—	4,233	4,233
Total	$546	$133,557	134,103

	Impaired Loans
	For the Nine Months Ended September 30, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Secured by 1-4 family residential properties	$136	$136	$-	$-	$11
Secured by nonfarm, nonresidential properties	707	707	-	-	36
Commercial and industrial loans	21	21	-	-	1
Consumer loans	69	69	-	-	8
Other loans	-	-	-	-	-

With an allowance recorded:
Secured by 1-4 family residential properties	472	472	50	-	-
Secured by nonfarm, nonresidential properties	-	-	-	-	-
Commercial and industrial loans	-	-	-	-	-
Consumer loan	74	74	16	-	-
Other loans	-	-	-	-	-

Total:
Secured by 1-4 family residential properties	$608	$608	$50	$-	$11
Secured by nonfarm, nonresidential properties	707	707	-	-	36
Commercial and industrial loans	21	21	-	-	1
Consumer loans	143	143	16	-	8
Other loans	-	-	-	-	-

Total non-accrual loans (in thousands) at September 30, 2011 and December 31, 2010 were $547 and $467, respectively.  Interest income (in thousands) of approximately $12 and $10 would have been recognized for the period ended September 30, 2011 and December 31, 2010, respectively, had the loans not been on non-accrual.

3.         Loans and Allowance for Loan Losses (Continued)

Credit Indicators

 Loans are categorized into risk categories based on relevant information about the ability of  borrowers to service their debt, such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The following definitions are utilized for risk ratings, which are consistent with the definitions used in supervisory guidance:

Special Mention – Loans classified as special mention have a potential weakness that deserves management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard – Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidations of the debt.  They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful – Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

The table below illustrates the carrying amount of loans by credit quality indicator at September 30, 2011:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Loans secured by real estate:
Secured by 1-4 family residential properties	$55,174	$1,666	854	—	—	$57,694
Secured by nonfarm, nonresidential Properties	46,274	527	28	—	—	46,829
Commercial and industrial loans	14,284	—	—	—	—	14,284
Consumer loans	10,783	123	157	—	—	11,063
Other loans	4,233	—	—	—	—	4,233
Total	$130,748	$2,316	$1,039	$—	$—	$134,103

3.         Loans and Allowance for Loan Losses (Continued)

A summary of current, past due and nonaccrual loans at September 30, 2011 was as follows:

	Past Due 30-89 Days	Past Due Over 90 Days
		and Accruing	Non- Accruing	Total Past Due	Current	Total Loans

Loans secured by real estate:
Secured by 1-4 family residential Properties	$1,311	$2	$426	$1,739	$55,955	$57,694
Secured by nonfarm, nonresidential Properties	437	—	4	441	46,388	46,829
Commercial and industrial loans	17	—	21	38	14,246	14,284
Consumer loans	353	47	96	496	10,567	11,063
Other loans	4	—	—	4	4,229	4,233
Total	$2,122	$49	$547	$2,718	$131,385	$134,103

Restructured loans were $703,000 at September 30, 2011.

The Company charges a flat rate for the origination or assumption of a loan.  These fees are designed to offset direct loan origination costs and the net amount, if material, is deferred and amortized, as required by accounting standards.

The Company’s lending activity is concentrated within Webster Parish, Louisiana.  The Company’s lending activities include one-to-four-family dwelling units, commercial real estate, commercial business and consumer loans.  The Company requires collateral sufficient in value to cover the principal amount of the loan.  Such collateral is evidenced by mortgages on property held and readily accessible to the Bank.

4.         Other Assets

Other assets (in thousands) at September 30, 2011 and December 31, 2010 consist of the following:

	2011	2010

Cash value of life insurance	$572	$566
Prepaid expenses	599	808
Deferred income taxes	—	614
Conversion costs	—	482
Other	22	—
	$1,193	$2,470

The deferred tax asset noted above is primarily related to the timing difference in the impairment charge incurred on investments in 2009.

5.         Deposits

Deposits as of September 30, 2011 and December 31, 2010 (in thousands) are summarized as follows:

	2011	2010

Demand deposit accounts (including official checks of $882 in 2011 and $346 in 2010)	$98,795	$119,083
Passbook savings	13,627	13,500
Certificates of deposit:
0.00% – 0.99%	14,893	104
1.00% – 1.99%	69,472	72,329
2.00% – 2.99%	1,446	6,282
3.00% – 3.99%	98	451
4.00% – 4.99%	—	336
Total certificates of deposit	85,909	79,502
Total deposits	$198,331	$212,085

Scheduled maturities of certificates of deposit (in thousands) at September 30, 2011 are as follows:

	2011	2012	2013	2014	Total
0.00% — 0.99%	$9,127	$5,766	$—	$—	$14,893
1.00% — 1.99%	15,131	40,580	7,071	6,690	69,472
2.00% — 2.99%	307	202	937	—	1,446
3.00% — 3.99%	98	—	—	—	98
	$24,663	$46,548	$8,008	$6,690	$85,909

Included in deposits (in thousands) at September 30, 2011 and December 31, 2010 were $42,600 and $35,700, respectively, of certificates of deposit (CD) in denominations of $100,000 or more.  Deposit insurance coverage has been increased by regulation to cover deposits up to $250,000.

6.         Federal Home Loan Bank Advances

Federal Home Loan Bank (“FHLB”) advances represent short-term, fixed-rate borrowings from the Federal Home Loan Bank of Dallas.  Interest rates paid on the advances vary by term and are set by the FHLB.  There were no advances outstanding at September 30, 2011 and December 31, 2010.

The Bank has an available line of credit (in thousands) with the FHLB of $79,400 at September 30, 2011 with $79,400 available for use.

7.         Pension/ESOP Plan

In 2001, the Bank adopted a 401(k) retirement plan covering all employees after completing a year of service.  The Bank contributes up to a 6% match of the employee’s contribution based upon Board approval.  Plan contributions (in thousands) for the nine months ended September 30, 2011 and 2010 were $57 and $49, respectively.

7.         Pension/ESOP Plan (Continued)

The Company established an ESOP and loaned the ESOP $524 (in thousands) in July 2002 to purchase 52,371 pre-conversion shares of common stock, which amounted to 3.8% of the outstanding shares at such date.  The remaining balance (in thousands) due of $48 plus interest is payable (in thousands) by June 30, 2012.  The quarterly payments (in thousands) are $17 and annually aggregate $66.  Additionally the ESOP was extended a loan in 2011 in the amount of (in thousands) $558, to purchase 55,772 shares of common stock in the second-step conversion. (See Note 14). The remaining balance (in thousands) due of $542 at $38 (in thousands) per year including interest is payable over approximately twenty years. The Bank made contributions to the ESOP to enable it to make the note payments (in thousands) of $78 and $50, respectively, during the nine months ended September 30, 2011 and 2010, respectively, which is included in salaries and benefits on the income statement.  As the notes are paid, the shares will be released and allocated to the participants of the ESOP.  The market value of the unreleased ESOP shares (60,526) at September 30, 2011 was approximately $787,000.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below, in thousands) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of September 30, 2011, that the Bank met all capital adequacy requirements to which it is subject.

As of September 30, 2011, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier I leverage ratios, and tangible capital ratios as set forth in the table (amounts in thousands).  The Bank’s actual capital amounts (in thousands) and ratios are also presented in the table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

8.         Retained Earnings and Regulatory Capital (Continued)

	Actual		For Capital Adequacy Purposes:			To be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2011:
Total capital (to Risk Weighted Assets)	$33,264	25.63%	$	>10,383	≥8.0%	$	>12,979	≥10.0%
Core (Tier I) Capital (to Risk Weighted Assets)	$31,894	24.57%		N/A	N/A	$	>7,787	≥6.0%
Core (Tier I) Capital (to Total Assets)	$31,894	13.37%	$	>9,543	≥4.0%	$	>11,929	≥5.0%
Tangible Capital (to Total Assets)	$31,894	13.37%	$	>3,579	≥1.5%		N/A	N/A

As of December 31, 2010:
Total capital (to Risk Weighted Assets)	$24,480	20.26%	$	>9,666	≥8.0%	$	>12,083	≥10.0%
Core (Tier I) Capital (to Risk Weighted Assets)	$23,143	19.15%		N/A	N/A	$	>7,250	≥6.0%
Core (Tier I) Capital (to Total Assets)	$23,143	9.37%	$	>9,875	≥4.0%	$	>12,343	≥5.0%
Tangible Capital (to Total Assets)	$23,143	9.37%	$	>3,703	≥1.5%		N/A	N/A

Capital for the Company is not significantly different than the amounts reflected above for the Bank.  The following is a reconciliation of the Bank’s equity under GAAP to regulatory capital at the dates indicated (dollars in thousands):

	September 30,	December 31,
	2011	2010

GAAP equity	$32,386	$23,410
Accumulated other comprehensive unrealized gains	(492)	(267)
Tier 1 capital	31,894	23,143
Unrealized gains on available-for-sale securities	—	51
Allowance for loan losses	1,370	1,286
Total capital	$33,264	$24,480

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

9.        Fair Value of Financial Instruments (Continued)

The estimated fair values (in thousands), and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$30,311	$30,311	$48,702	$48,702
Securities available for sale	68,473	68,473	62,436	62,436
Securities held to maturity	—	—	139	140
FNBB & FHLB stock	450	450	449	449
Loans, net	132,733	132,321	127,190	126,795
Accrued interest receivable	822	822	804	804

Financial liabilities:
Deposits	198,331	198,510	212,085	212,276
Accrued interest payable	285	285	311	311

Off-balance sheet credit related to financial instruments:
Commitments to extend credit	29,820	29,820	16,378	16,378

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

9.        Fair Value of Financial Instruments (Continued)

Fair values of assets and liabilities (in thousands) measured on a recurring basis at September 30, 2011 and December 31, 2010 are as follows:

	Level 1	Level 2	Level 3	Fair Value
September 30, 2011:
Securities available for sale	$—	$68,473	$—	$68,473

December 31, 2010:
Securities available for sale	—	62,436	—	62,436

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

11.      Stock Based Benefit Plans

In 2003 and 2011 the Company established recognition and retention plan and trust agreements   (“the 2003 RRP” and “the 2011 RRP”), which are stock-based incentive plans. Shares subject to awards under the agreements vest at the rate of 20% per year.

The Company authorized 45,634 (26,186 pre-conversion) shares of the Company’s common stock to be awarded under the agreement and purchased the shares in the open market to fund the 2003 RRP plan.  As of September 30, 2011 and December 31, 2010, awards covering 43,742 shares had been made.  Shares vested and issued during the nine months ended September 30, 2011 and 2010 were 2,281 and 2,281, respectively.

On July 12, 2011 the Company authorized 49,534 shares of the Company’s common stock to be awarded under the 2011 RRP agreement.  Shares to fund the awards under the agreement will be purchased in the open market.  As of September 30, 2011 no shares had been purchased.  Awards totaling 39,337 shares were made during the nine months ended September 30, 2011.  Initial vesting of shares under this agreement will be on July 12, 2012.

Expense for the 2003 RRP and 2011 RRP is being amortized over a 60-month period and is based  upon the market value of the Company’s stock  as of the date of the awards which was $11.96 with respect to the 2008 awards and $6.31 and $12.00 for the 2009 and 2011 awards, respectively.  All awards prior to 2007 have been fully amortized.  Total compensation under the 2003 RRP and 2011 RRP agreements for the nine months ended September 30, 2011 and 2010 was $39,000 and $16,000, respectively, and is included in salaries and benefits.

The Company  established the 2003 Stock Option Plan (“the 2003 Option Plan”) and the 2011 Stock Option Plan (“the 2011 Option Plan”) under which 114,084 (65,464 pre-conversion)  and 123,836 shares of Company stock, respectively, are reserved for the grant of stock options to directors, officers and employees.  The Plans provide for vesting of options granted to participants at 20% per

11.      Stock Based Benefit Plans (Continued)

year and the options expire in ten years. The exercise price of the options is equal to the fair market value of the common stock on the grant date.   As of September 30, 2011, options covering 163,924 shares were outstanding and had an average exercise price of $10.52.  Options totaling 50,343 shares were vested and exercisable at September 30, 2011 with an average exercise price of $8.59.

The fair value of each outstanding option is estimated on the date of the grant using the Black-Scholes option-pricing formula with the following weighted average assumptions; 1% dividend yield, 10 years expected life, 30.07% expected volatility and 3.53% risk free interest.  The majority of the 2003 Option Plan options (86,934) were granted in May 2003 and have fully vested.  The value of 4,888 shares granted in 2008 was considered immaterial and the value of 20,867 shares issued in 2009 had an approximate value of $50,000 under the Black-Scholes option-pricing formula.  2011 Option Plan shares granted (99,108) had an approximate value of $187,000 under the Black-Scholes option-pricing formula.

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

The Company’s Stock Benefits Administration Committee of the Board of Directors oversees the RRP and Option Plans.

A summary of the status of the Company’s stock options under the 2003 and 2011 Option Plans  is   presented below:

	Total Options
	Number of Shares	Average Exercise Price	Average Intrinsic Value

Outstanding-December 31, 2007	82,046	$8.82
Granted	4,888	$11.96
Outstanding-December 31, 2008	86,934	$9.00
Granted	20,867	$6.31
Outstanding-December 31, 2010 and 2009	107,801	$8.65
Granted	99,108	$12.00
Forfeited and exercised	(42,985)
Outstanding-September 30, 2011	163,924	$10.52	$406,532
Options exercisable at period end	50,343		$124,851

11.      Stock Based Benefit Plans (Continued)

Information pertaining to options outstanding at September 30, 2011 is as follows:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$5.00 — $7.50	20,867	7 years	$6.31
$7.51 — $10.00	39,061	2 years	$8.82
$10.01 and above	103,996	10 years	$12.00

Outstanding at end of period	163,924	7.7 years	$10.52

As of September 30, 2011, there were options covering 50,343 shares exercisable at a weighted average price of $8.59.  The exercise prices of those options were between $6.31 and $11.96.

		Weighted
	Number of	Grant Date Fair
	Shares	Value

Non-vested options, December 31, 2010	19,622	$7.15
Vested	(5,149)	$7.38
Granted July 12, 2011	99,108	$12.00
Non-vested options, September 30, 2011	113,581	$11.37

12.      Supplemental Retirement Benefit Agreement

The Bank has entered into supplemental retirement benefit agreements (the “Agreements”) with two key executives and one retired key executive.  The Agreements provide for monthly retirement benefits in the amount of $5,000 per month for ten to fifteen years from the date they retire for the executive group as a whole.  As of September 30, 2011 and December 31, 2010, a liability (in thousands) of $343 and $347, respectively, was accrued for the Agreements.  Benefits began to be paid in January 2011.

13.      Earnings Per Share (EPS)

EPS is calculated based on average weighted common shares outstanding less ESOP and RRP shares not released and less treasury stock.  The number of shares used in the EPS computation at September 30, 2011 was 2,346,263 and at September 30, 2010 was 2,339,018.

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

At the time of the conversion, liquidation accounts were established for the benefit of certain depositors of the Bank by the Company and the Bank in an amount equal to the percentage ownership in old Minden owned by Minden Mutual Holding Company multiplied by old Minden’s stockholders’ equity as reflected in the latest statement of financial condition used in the final offering prospectus for the conversion plus the value of the net assets of Minden Mutual Holding Company as reflected in the latest statement of financial condition of Minden Mutual Holding Company prior to the effective date of the conversion. Neither the Company nor the Bank may declare or pay a cash dividend if the effect thereof would cause its equity to be reduced below either the amount required for the liquidation account or the regulatory capital requirements imposed by the Office of Thrift Supervision, now the FDIC as a result of the implementation of the Dodd-Frank Act).

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Minden Bancorp, Inc. (“Minden Bancorp” or the “Company”), the holding company for MBL Bank (the “Bank”) from December 31, 2010 to September 30, 2011 and on its results of operations during the third quarters of 2011 and 2010 and during the nine month period through September 30th in each year. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the financial statements and related notes appearing in Item 1.

To the extent that statements in this Form 10-Q relate to future plans, objectives, financial results or performance of the Company, these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by the use of the words “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties. Factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the risk factors described under the heading “Risk Factors” in the prospectus, dated November 9, 2010 (SEC File No. 333-169458), of the Company, the newly formed Louisiana corporation which  became the holding company for the Bank upon completion of the second-step conversion of Minden Mutual Holding Company (the “MHC”), the mutual holding company parent of the federally chartered corporation, also known as  Minden Bancorp, Inc. which was the holding company for the Bank when it was in the mutual holding company structure.  The Company was formed by Minden Bancorp in connection with the MHC’s second-step conversion which was completed on January 4, 2011. The Company’s results of operations are primarily dependent on the results of the Bank, which is a wholly owned subsidiary.

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

Changes in Financial Condition at September 30, 2011 Compared to December 31, 2010

Total assets decreased $8.4 million or 3.4% to $239.4 million at September 30, 2011 compared to $247.8 million at December 31, 2010.  The decrease primarily reflected the $18.4 million decrease in cash and cash equivalents, offset by a $5.9 million or 9.4% increase in investment securities and a $5.5 million or 4.4% increase in net loans. The Company continued its efforts to expand its loan portfolio during the first nine months of 2011. Total deposits decreased by $13.8 million or 6.5% to $198.3 million at September 30, 2011.  The decrease reflected both the transfer to the Company’s equity of deposits submitted to fund the purchase of shares in the offering as well as the withdrawal of seasonable deposits.

Stockholders’ equity increased by $14.9 million or 61.9% to $39.0 million at September 30, 2011 as compared to $24.1 million at December 31, 2010. The increase was primarily due to the $12.9 million increase as result of the receipt of proceeds from the sale of the shares of common stock of the Company issued in the second-step conversion combined with a $2.1 million increase due to our profitable operations during the nine months ended September 30, 2011, and a $225,000 increase in accumulated other comprehensive income reflecting an increase in unrealized gains related to investment securities available for sale as a result of the increase in the market value thereof since December 31, 2010.  This was partially offset by dividends paid of $310,000.

Nonperforming assets, which consist of nonaccrual loans, accruing loans 90 days or more delinquent and other assets owned (which includes real estate acquired through, or in lieu of, foreclosure), and trouble debt restructurings increased by $795,000 to $1.3 million  or 0.5% of total assets at September 30, 2011 from $514,000 or 0.2% of total assets at December 31, 2010. This increase was primarily due to a $80,000 increase in non-accrual loans and one real estate non-residential property classified as a troubled debt restructure in the amount of $703,000 which is on the accrual basis and performing according to terms.  At September 30, 2011, the $596,000 of nonperforming assets consisted of $49,000 of accruing loans 90 days or more delinquent and $547,000 of nonaccrual loans.  Management continues to aggressively pursue the collection and resolution of all delinquent loans.

At both September 30, 2011 and December 31, 2010, the allowance for loan losses amounted to $1.4 and $1.3 million, respectively.  At September 30, 2011, the allowance for loan losses amounted to 104.6% of nonperforming loans and troubled debt restructurings and 1.0% of total loans receivable, as compared to 250.2% and 0.99%, respectively, at December 31, 2010.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010

We recorded net income of $678,000 for the three months ended September 30, 2011 as compared to net income of $639,000 for the same period in 2010.

Net interest income for the three months ended September 30, 2011 increased $146,000 or 8.0% to $2.0 million as compared to $1.8 million for the same period in 2010. Net interest income increased $487,000 or 9.3% to $5.7 million for the nine months ended September 30, 2011 as compared to $5.2 million for the same period in 2010.  The increase in net interest income for the three and nine month periods ended September 30, 2011 reflected an increase in interest income of $66,000 and $258,000, respectively, primarily due to loan growth combined with $80,000 and $229,000 decreases in interest expense for the three and nine months ended September 30, 2011.  Interest expense decreases were a reflection of the continued re-pricing downward of deposit liabilities resulting from the decline in interest rates.

For the three and nine month periods ended September 30, 2011, the average rates paid on interest-bearing liabilities were 0.84% and 0.89%, respectively, as compared to1.08% and 1.18% for the comparable periods in 2010.  Likewise, the yields on our net interest-earning assets also declined to 4.16% and 4.04%, respectively, in the 2011 periods as compared to 5.01% and 4.48% for the comparable 2010 periods.  However, such declines were partially offset by increases in the balances of our interest-earnings assets in the 2011 periods compared to the same periods in 2010.  The Company’s net interest margin was 3.51% and 3.36%, respectively, for the three and nine months ended September 30, 2011, compared to 4.03% and 3.54%, respectively, for the three and nine months ended September 30, 2010.

The provision for loan losses amounted to $30,000 and $90,000 for the three and nine months ended September 30, 2011 and 2010.

Total non-interest income increased from $226,000 and $591,000 for the three and nine months ended September 30, 2010, respectively, to $254,000 and $880,000 for the comparable periods in 2011.  The 2011 periods reflected modest increases in customer service fees as we continued to emphasize the development of relationship banking.  The increase for the nine months ended September 30, 2011 also reflected a net gain on sale of assets of $179,000.  The Company sold $18.4 million of investment securities during the 2011 period.

Non-interest expense increased from $1.1 million and $3.1 million for the three and nine months ended September 30, 2010, respectively, to $1.2 million and $3.4 million for the comparable periods in 2011.  The increases for the 2011 periods were due to increases in general, administrative and supervisory fees.

We incurred income tax expense of $343,000 and $1.1 million for the three and nine months ended September 30, 2011 as compared to income tax expense of $329,000 and $905,000 for the comparable periods in 2010 due to the increases in income before taxes in the 2011 periods.  Our effective tax rates were 34.0% for all periods.

Liquidity and Capital Resources

We maintain levels of liquid assets deemed adequate by management. We adjust our liquidity levels to fund deposit outflows, repay our borrowings and to fund loan commitments.  We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  We set the interest rates on our deposits to maintain a desired level of total deposits.  In addition, we invest excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements.  Our deposit accounts with the Federal Home Loan Bank of Dallas amounted to $2.4 million and $421,000 at September 30, 2011 and December 31, 2010, respectively.

A significant portion of our liquidity consists of securities classified as available-for-sale and cash and cash equivalents.  Our primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts.  If we require funds beyond our ability to generate them internally, we have borrowing agreements with the Federal Home Loan Bank of Dallas which provide an additional source of funds.  At September 30, 2011, we did not have any advances from the Federal Home Loan Bank of Dallas and had $79.4 million in borrowing capacity.

At September 30, 2011, we had outstanding commitments totaling $29.8 million. At September 30, 2011, certificates of deposit scheduled to mature in less than one year, totaled $69.2 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal, in a rising interest rate environment.  We intend to utilize our high levels of liquidity to fund our lending activities.  If additional funds are required to fund lending activities, we intend to sell our securities classified as available-for-sale as needed.

The Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively.  At September 30, 2011, the Bank exceeded each of its capital requirements with ratios of 13.37%, 13.37% and 25.63%, respectively, and was deemed “well-capitalized” for regulatory capital purposes.

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

Item 4 – (Removed and Reserved).

Item 5 – Other Information.

There are no matters required to be reported under this item.

Item 6 – Exhibits.

List of exhibits: (filed herewith unless otherwise noted)

No.	Description
31.1	Rule 13a-14 and 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14 and 15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification

The following Exhibits are being furnished* as part of this report:

No.	Description
101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINDEN BANCORP, INC.

Date: November 10, 2011	By:	/s/ Jack E. Byrd, Jr.
Jack E. Byrd, Jr. President and Chief Executive Officer

Date: November 10, 2011	By:	/s/ Becky T. Harrell
Becky T. Harrell Chief Financial Officer