Form 10-K
period 2011-12-31
MINDEN BANCORP, INC.
filed 2012-03-30
CIK 1501331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES   ☒     NO   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES   ☒   NO   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES  ☐  NO   ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price of $13.00 on June 30, 2011, the last business day of the Registrant's second quarter was approximately $23,561,954 million (2,382,137 shares outstanding less 569,679 shares held by affiliates at $13.00 per share). Although directors and officers and the ESOP were assumed to be “affiliates” of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of common stock outstanding as of March 15, 2012: 2,420,231

DOCUMENTS INCORPORATED BY REFERENCE

1.       Portions of the definitive Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10−14 of this Form 10−K.

MINDEN BANCORP, INC.

2011 ANNUAL REPORT ON FORM 10-K

i

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward looking statements (as defined in the Securities Exchange Act of 1934 and the regulations thereunder). Forward looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Minden Bancorp, Inc. (“Minden Bancorp”) and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward looking statements may be identified by the use of such words as: “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or words of similar meaning, or future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly.” Forward looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumption, many of which are difficult to predict and generally are beyond the control of Minden Bancorp and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values; (2) the levels of non-interest income and expense and the amount of loan losses; (3) competitive pressure among depository institutions increasing significantly; (4) changes in the interest rate environment causing reduced interest margins; (5) general economic conditions, either nationally or in the markets in which Minden Bancorp is or will be doing business, being less favorable than expected;(6) political and social unrest, including acts of war or terrorism; or (7) legislation or changes in regulatory requirements adversely affecting the business in which Minden Bancorp will be engaged. Minden Bancorp undertakes no obligation to update these forward looking statements to reflect events or circumstances that occur after the date on which such statements were made.

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

MBL Bank operates a total of two banking offices located in Webster Parish, in northwest Louisiana. Our primary business consists of attracting deposits from the general public and using those funds, to originate loans to our customers and invest in securities such as U.S. Government and agency securities, mortgage-backed securities and municipal obligations. At December 31, 2011, we had total assets of $264.6 million, total deposits of $223.7 million and stockholders’ equity of $39.0 million.

Historically, MBL Bank has been a traditional savings institution with an emphasis on originating longer term single-family residential first mortgage loans and, to a significantly lesser extent, consumer loans such as automobile and recreational vehicle loans. As part of implementing our business strategy, beginning in 2001 we started to diversify the loan products we offered and increased our efforts to originate higher yielding commercial real estate, commercial business and land loans. Our focus on land loans was to originate commercial purpose loans secured by income producing properties such as timber land or agricultural properties and not loans for the acquisition of raw land for development. In connection with the strategic determination to transform itself to a community bank, MBL Bank hired senior management with significant commercial lending experience in our market area. Commercial real estate and commercial business loans as well as land loans were deemed attractive due to their generally higher yields and shorter anticipated lives compared to single-family residential mortgage loans. As of December 31, 2011, commercial business and commercial real estate loans totaled $47.2 million or 35.1% of the total loan portfolio with land loans, most of which are secured by income producing properties, accounting for an additional $13.8 million or 10.2% of the total loan portfolio.

Minden Bancorp as a registered savings and loan holding company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). MBL Bank is subject to regulation by the Louisiana Office of Financial Institutions, as its chartering authority, and by the Federal Deposit Insurance Corporation, which insures MBL Bank’s deposits up to applicable legal limits.

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

Market Area and Competition

Minden Bancorp is headquartered in Minden, Louisiana and conducts its business through its main office and an additional branch office both of which are located in Webster Parish, Louisiana. The primary market areas we serve are Webster Parish and the contiguous parishes of Claiborne and Bienville as well as the Shreveport-Bossier City-Minden Combined Statistical Area which consists of Webster, Caddo, DeSoto and Bossier Parishes. At June 30, 2011, the most recent date for which data is available, MBL Bank had a deposit market share of 30.7% for Webster Parish as a whole and 40.2% for Minden only, resulting in it having the largest deposit market share both in the parish and in Minden. The economy in our primary market area is fairly diversified with healthcare, retail trade, manufacturing, construction and government constituting the primary basis of the economy. The largest employer in Webster Parish is the Webster Parish School Board.

The population of Webster Parish was estimated at 41,000 in 2010. The population growth rate for Webster Parish has decreased slightly since 1990. The population is projected to decline an additional 1.1% for the period of 2010 through 2015 as compared to an estimated growth rate of 3.7% and 3.9% for Louisiana and the United States. The median household income for Webster Parish at $36,000 in 2010 is below Louisiana and national averages and is projected to lag behind both Louisiana as a whole and the United States. In December 2011, the unemployment rate for Webster Parish was approximately 6.7% as compared to 6.8% for Louisiana and 8.5% for the United States.

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

Lending Activities

General. At December 31, 2011, Minden Bancorp’s total portfolio of loans receivable amounted to $134.6 million, or 50.9%, of the $264.6 million of total assets at such time. Minden Bancorp traditionally concentrated its lending activities on first mortgage loans secured by residential property. Such loans amounted to $54.9 million or 40.8% of the total loan portfolio at December 31, 2011. We do not originate and have not originated single-family residential loans that are considered “sub prime,” “Alt-A”, “no-doc” or “low doc” loans due to credit scores of borrowers being lower than specified thresholds or due to reduced loan document requirements. For the past several years, Minden Bancorp has emphasized the origination of commercial real estate and commercial business loans as well as land loans. Consistent with such approach, commercial real estate, commercial business and land loans amounted to $34.2 million or 25.4%, $13.1 million or 9.7% and $13.8 million or 10.2%, respectively, of the total loan portfolio at December 31, 2011. As a consequence, such loans accounted for $61.1 million in the aggregate or 45.3% of the total loan portfolio as compared to $50.8 million or 39.1% at December 31, 2010. While Minden Bancorp intends to continue to originate single-family residential loans, it will continue its emphasis on commercial real estate, commercial business and land loans as part of its systematic and orderly transformation to a community bank. In addition, as part of its intent to be a full service community bank, it will continue to offer a variety of other loan products including construction and consumer loans.

The types of loans that we may originate are subject to federal and state laws and regulations. Interest rates charged on loans are affected principally by the demand for such loans and the supply of money available for lending purposes and the rates offered by our competitors. These factors are, in turn, affected by general and economic conditions, the monetary policy of the federal government, including the Federal Reserve Board, legislative and tax policies, and governmental budgetary matters.

We generally may not make loans to one borrower and related entities in an amount which exceeds 15% of MBL Bank’s unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. In addition, upon application, the Office of the Comptroller of the Currency permits a savings association (including a state-chartered savings association) to lend up to an additional 15% of unimpaired capital and surplus to one borrower to develop domestic residential housing units. At December 31, 2011, our regulatory limit on loans-to-one borrower was approximately $5.1 million and at such date our five largest loans or groups of loans-to-one borrower, including related entities, aggregated $4.3 million, $3.3 million, $3.2 million, $2.5 million and $2.2 million. Each of our five largest loans or groups of loans was performing in accordance with its terms at December 31, 2011. The largest loan relationship consisted of four loans that are commercial real estate and commercial business loans. The second largest relationship consisted of seven loans totaling $3.3 million that are commercial real estate and commercial business loans. The third largest loan relationship consisted of a loan totaling $3.2 million that was fully secured by non-residential real estate. The fourth largest loan relationship consisted of 22 loans with an aggregate principal balance of $2.5 million with single-family non-owner occupied real estate providing the substantial majority of the collateral for the loans. The fifth relationship, aggregating $2.2 million, was secured in large part by income producing properties.

Loan Portfolio Composition. The following table sets forth the composition of MBL Bank’s loan portfolio by type of loan at the dates indicated.

	2011		2010		2009		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Real estate loans:
One- to four-family residential(1)	$54,923	40.81%	$56,281	43.30%	$54,364	45.70%	$51,191	45.11%	$43,166	47.29%
Commercial real estate	34,162	25.38	27,131	20.87	17,946	15.09	15,493	13.65	9,347	10.24
Land	13,750	10.22	11,473	8.83	10,929	9.19	8,824	7.78	5,972	6.54
Construction	4,110	3.05	4,464	3.43	4,129	3.47	3,262	2.88	7,190	7.88
Total real estate loans	106,945	79.46	99,349	76.43	87,368	73.45	78,770	69.42	65,675	71.95
Consumer loans:
Consumer loans(2)	10,427	7.75	12,156	9.35	12,688	10.67	11,055	9.74	8,975	9.83
Loans secured by deposits	4,162	3.09	6,300	4.85	8,706	7.32	11,489	10.12	2,593	2.84
Commercial business	13,063	9.70	12,177	9.37	10,190	8.56	12,163	10.72	14,043	15.38
Total loans	134,597	100.00%	129,982	100.00%	118,952	100.00%	113,478	100.00%	91,286	100.00%

Less:
Allowance for loan losses	1,625		1,286		1,001		1,000		936
Loans in process	1,518		1,506		887		1,164		1,379
Net loans	$131,454		$127,190		$117,064		$111,313		$88,971

(1)	At December 31, 2011, MBL Bank had $61,000 of loans held for sale. December 31, 2011 includes a small amount of lines of credit for business purposes secured by residential properties. At December 31, 2011, such loans aggregated $1.5 million.
(2)	Consumer loans include automobile, boat, recreational vehicle, equipment and lease loans. At December 31, 2011, the primary components were $8.0 million of automobile, boat and recreational vehicle loans and $1.5 million of equipment loans.

Contractual Terms to Final Maturities. The following table shows the scheduled contractual maturities of our loans as of December 31, 2011, before giving effect to the allowance for loan losses. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

	At December 31, 2011
	One- to Four-Family Residential	Commercial Real Estate	Land	Construction(1)	Consumer	Deposit	CommerciaL Business Loans	Total
	(In thousands)
Amounts due after December 31, 2011 in:
One year or less	$8,206	$7,986	$1,889	$2,376	$1,892	$3,663	$6,022	$32,034
After one year through two years	3,945	2,673	3,638	216	2,197	392	530	13,591
After two years through three years	7,547	3,017	4,682	—	2,645	91	2,798	20,780
After three years through five years	10,362	20,060	3,488	—	3,591	16	3,308	40,825
After five years through ten years	7,953	426	35	—	102	—	405	8,921
After ten years through 15 years	10,124	—	18	—	—	—	—	10,142
After 15 years	6,786	—	—	—	—	—	—	6,786
Total	$54,923	$34,162	$13,750	$2,592	$10,427	$4,162	$13,063	$133,079

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

The following table shows the dollar amount of our loans at December 31, 2011, due after December 31, 2012 as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

			Total at
	Fixed-Rate	Floating or Adjustable-Rate	December 31, 2011
	(In thousands)
One- to four-family residential	$41,036	$5,681	$46,717
Commercial real estate	6,644	19,532	26,176
Land	2,985	8,876	11,861
Construction	—	216	216
Consumer	7,279	1,256	8,535
Consumer secured by deposits	499	—	499
Commercial business	1,154	5,887	7,041
Total	$59,597	$41,448	$101,045

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

We have originated and sold substantially all of our longer term (15 years or longer) fixed-rate conforming mortgages to a mortgage-banking company. For the year ended December 31, 2011, we originated and sold $4.8 million of one- to four-family residential loans. Loans are sold with servicing released and with limited recourse in the event that fraud in the sale exists. Such sales are affected in order to reduce the proportion of the loan portfolio comprised of longer term fixed-rate residential mortgages so as to reduce our interest rate risk. We will continue to sell loans in the future to the extent we believe the interest rate environment is unfavorable and the interest rate risk posed by retention of such loans is unacceptable.

Although we have rarely purchased loans or loan participations in the past, we will continue to evaluate the opportunity to purchase loans or loan participations in the future. However, consistent with our past practice, we would expect such loans to be secured by property located in our market area.

The following table shows our total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Loan originations:
One- to four-family residential	$16,597	$21,412	$21,141
Commercial real estate	29,733	19,232	10,399
Land	14,285	6,229	3,859
Construction	7,690	6,320	8,710
Consumer	11,421	31,654	13,115
Commercial business	16,002	9,612	14,427
Total loan originations	95,728	94,459	71,651
Loans purchased	—	—	—
Loans sold	4,783	4,998	—
Loan principal repayments	86,309	78,384	64,012
Total loans sold and principal repayments	91,092	83,382	64,012
Decrease due to other items, net(1)	(372)	(951)	(1,888)
Net increase in total loans	$4,264	$10,126	$5,751

(1)	Other items consist of loans in process, deferred fees and the allowance for loan losses.

Although federal laws and regulations permit savings institutions to originate and purchase loans secured by real estate located throughout the United States, we concentrate our lending activity in our primary market area in Webster Parish, Louisiana and the surrounding area. Subject to our loans-to-one borrower limitation, we are permitted to invest without limitation in residential mortgage loans and up to 400% of our capital in loans secured by non-residential or commercial real estate. We also may invest in secured and unsecured consumer loans in an amount not exceeding 35% of total assets. This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property. In addition, we may invest up to 10% of our total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes. At December 31, 2011, we were within each of the above lending limits.

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

Single-Family Residential Real Estate Loans. Historically we concentrated our lending activities on the origination of loans secured primarily by first mortgage liens on existing single-family residences and we intend to continue to originate permanent loans secured by first mortgage liens on single-family residential properties in the future. At December 31, 2011, $54.9 million or 40.8% of our total loan portfolio consisted of single-family residential real estate loans. At December 31, 2011, $44.8 million or 81.5% of our single-family residential real estate loans had fixed rates of interest. However, of such amount, $16.5 million consisted of loans structured to provide for a balloon payment after three or five years at which time the principal balance outstanding was due and payable or had terms of 15 years or less at the date origination.

We have continued to originate a fixed-rate mortgage loans with terms up to 30 years. The majority of our fixed-rate loans with terms of over 15 years are originated pursuant to a commitment to sell such loans to a correspondent mortgage banking institution. Fixed-rate loans with terms of 15 years or less are generally originated for portfolio. Our loans for portfolio are typically structured to provide for balloon payment with payments due at three or five years with a 15 to 30 year amortization schedule. We will also originate fixed-rate loans with terms of 15 years or less. At December 31, 2011, 30.1% of our single-family loans were structured as balloon loans. We currently do not offer single-family residential loans with adjustable rates due to limited customer interest in such product in the current low interest environment.

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

We offer home equity loans. We do not require that we hold the first mortgage on the secured property; however, the balance on all mortgages on the secured property cannot exceed 80% of the value of the secured property. At December 31, 2011, home equity loans amounted to approximately $672,000 and are included in single-family loans. We also have a small amount of revolving lines of credit secured by either first or second mortgages on residential properties. At December 31, 2011, such loans totaled approximately $1.5 million.

Commercial Real Estate Loans. We originate loans for the acquisition and refinancing of existing commercial real estate properties. At December 31, 2011, $34.2 million or 25.4% of the loan portfolio consisted of loans secured by existing commercial real estate properties. Our holdings of commercial real estate loans have increased steadily over the past five years. Such increase was due to our strategy to increase such lending due to the higher average yields and shorter terms to maturity provided by commercial real estate loans compared to single-family residential mortgage loans. We intend to continue to emphasize commercial real estate lending.

The majority of commercial real estate loans are primarily secured by owner-occupied small office buildings, small retail establishments, restaurants, hotels, churches and other facilities. These types of properties constitute the majority of our commercial real estate loan portfolio. The substantial majority of the commercial real estate loan portfolio at December 31, 2011 was secured by properties located in our primary market area. The five largest commercial real estate loan relationships or loan balances outstanding to one borrower at December 31, 2011 amounted to $4.0 million, $3.2 million, $1.9 million, $1.9 million and $1.7 million, respectively, all of which were performing in accordance with their terms and were current at such date.

Commercial real estate mortgage loans are typically made with 15 to 20 years amortization schedules and balloon payment provisions ranging from three to five years. We will originate these loans either with fixed interest rates or with interest rates which adjust in accordance with a designated index, generally either the Wall Street Journal prime rate or the MBL Bank prime rate plus a margin. Loan to value ratios on commercial real estate loans are typically limited to 80% of appraised value at the time the loan is granted. As part of the criteria for underwriting commercial real estate we generally impose a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of not less than 1.2. It is also our general policy to obtain in substantially all cases corporate or personal guarantees, as applicable, on our commercial real estate loans from the principals of the borrower. The average individual loan balance of our commercial real estate loans was approximately $231,000 at December 31, 2011.

Commercial real estate lending entails significant additional risks as compared with single-family residential property lending. Such loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for commercial real estate as well as economic conditions generally. At December 31, 2011, we had no non-performing commercial real estate loans.

Commercial Business Loans. We offer a full range of commercial loan products to small business customers in our primary marketing area. These loans generally have shorter terms and higher interest rates as compared to mortgage loans. Such loans amounted to $13.1 million or 9.7% of our total loan portfolio at December 31, 2011 and were primarily secured by inventories, accounts receivable and other business assets. If the loans are secured by deposits, they are classified as consumer loans. Our commercial business loans generally have terms of two years or less and bear adjustable rates tied to the Wall Street Journal or MBL Bank prime rate plus a margin. In addition, we generally require personal guarantees from the principals involved.

Although commercial business loans generally are considered to involve greater credit risk than other certain types of loans, management intends to continue to emphasize the origination commercial business loans to small and medium sized businesses located in MBL Bank’s primary market area. At December 31, 2011, we had one non-performing commercial business loan with a balance of $19,000 at such date.

Land Loans. We also originate land loans which are secured primarily by income producing properties, such as land utilized for growing timber or agricultural properties. Such loans are often used to finance the day-to-day operations of agricultural production or timber operations and substantially lower risks are involved in these loans than the typical land loan which often consists of a loan to acquire land for development. Only a small percentage of the land loans are for acquisition of residential property and none for commercial properties. Our land loans typically are three-to-five year balloon loans with 10 year amortization schedules. At December 31, 2011, we had $13.8 million or 10.2% of the total loan portfolio invested in land loans with the average balance of individual land loans amounting to approximately $96,000 at such date.

Consumer Loans. We offer consumer loans, consisting primarily of loans secured by automobile loans, boat loans, recreation vehicle loans and equipment loans, in order to provide a full range of financial services to our customers and because such loans generally have shorter terms and higher interest rates than mortgage loans. In addition, a substantial portion of our consumer loans consist of loans secured by deposits. Consumer loans, excluding loans secured by deposits, amounted to $10.4 million or 7.8% of the total loan portfolio at December 31, 2011. Loans secured by deposit accounts amounted to $4.2 million or 3.1% of the total loan portfolio at December 31, 2011.

We also offer loans for automobiles, primarily used, boats and recreational vehicles, unsecured and other. Such loans typically have terms of no more than 60 months, bear fixed rates and a maximum loan-to-value ratio of 80%. At December 31, 2011, automobile, boat and recreational vehicle loans amounted to $8.0 million, or 6.0% of our total loan portfolio.

Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely effected by job loss, divorce, illness and personal bankruptcy. In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying collateral. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. We believe that the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans and that consumer loans are important to its efforts to provide a full range of services to its customers. At December 31, 2011, there were 16 non-performing consumer loans totaling $89,000.

Construction Loans. We also originate residential construction loans, and to a limited degree, commercial construction as well as land acquisition and development loans. Our construction lending activities generally are limited to our primary market area. At December 31, 2011, construction loans amounted to $4.1 million or 3.1% of the total loan portfolio. Of this amount, approximately $730,000 or 17.8% of the construction loans consisted of speculative construction loans.

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

Our construction loans generally have maturities of 6 to 12 months, with payments being made monthly on an interest-only basis. These interest payments are generally paid monthly out of an interest reserve, which is established in connection with the origination of the loan. Generally, such loans adjust monthly based on the Wall Street Journal or MBL Bank prime rate plus a margin. Residential real estate construction loans are generally made with maximum loan to value ratios of 80% on an as completed basis. Our largest construction loan is a $850,000 loan to construct a single-family residence. We have committed to extend the permanent financing upon completion of construction. At December 31, 2011, the average individual construction loan balance was approximately $162,000.

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

We have attempted to minimize the foregoing risks by, among other things, limiting most of our construction loans to loans for pre-sold residences and adopting underwriting guidelines which impose stringent loan-to-value, debt service and other requirements for loans which are believed to involve higher elements of credit risk, by generally limiting the geographic area in which we will do business and by working with builders with which we have established relationships. At December 31, 2011, we had no non-performing construction loans.

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

Under accounting principles generally accepted in the United States of America, we are required to account for certain loan modifications or restructurings as “troubled debt restructurings.” In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if we, for economic or legal reasons related to the borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in non-accrual loans. At December 31, 2011, we had 15 loans classified as troubled debt restructurings which had an outstanding aggregate balance of approximately $1.0 million at December 31, 2011. Fourteen of such loans were on non-accrual status at such date. At December 31, 2010, we had nine loans with an aggregate balance outstanding of $179,000 classified as trouble debt restructurings. We had five loans totaling $176,000 classified as troubled debt restructurings as of December 31, 2009. Management will continue to maintain the troubled debt restructurings that are on non-accrual in such status until the borrowers demonstrate the ability to pay in accordance with the restructured terms for a sufficient period of time, usually six months.

Delinquent Loans. The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	December 31, 2011					December 31, 2010
	30-89 Days Overdue		90 or More Days Overdue			30-89 Days Overdue		90 or More Days Overdue
	Number of Loans	Principal Balance	Number of Loans	Principal Balance		Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
One- to four-family residential	21	$913	6	$241		38	$1,746	4	$248
Commercial real estate and land	7	929	—	—		7	688	1	4
Construction	—	—	—	—		—	—	—	—
Consumer	36	281	6	23		56	345	12	86
Commercial business	3	51	—	—		2	92	—	—
Total delinquent loans	67	2,174	12	264		103	2,871	17	338
Delinquent loans to total net loans		1.66%		.20%			2.26%		.27%
Delinquent loans to total loans		1.62%		.20.	%		2.21%		.26%

Non-performing Assets. The following table shows the amounts of our non-performing assets, which include non-accruing loans, accruing loans delinquent 90 days or more as to principal or interest, real estate owned and troubled debt restructured at the dates indicated.

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Non-accruing loans:
One- to four-family residential	$227	$363	$581	$521	$188
Commercial real estate and land	4	4	—	—	99
Construction	—	—	—	—	—
Consumer	88	100	21	35	26
Commercial business loans	19	—	—	—	—
Total non-accruing loans	338	467	602	556	313
Accruing loans 90 days or more past due	88	37	222	240	925
Total non-performing loans (1)	426	504	824	796	1,238
Real estate owned (2)	10	10	130	—	—
Total non-performing assets	$436	$514	$954	$796	$1,238
Troubled debt restructured (3)	703	22	67	—	—
Total non-performing assets and troubled debt restructured	$1,139	$536	$1,021	$796	$1,238
Total non-performing loans as a percentage of loans, net	0.32%	0.40%	0.70%	0.72%	1.39%
Total non-performing loans as a percentage of total assets	0.16%	0.20%	0.39%	0.41%	0.97%
Total non-performing assets as a percentage of total assets	0.17%	0.21%	0.45%	0.41%	0.97%
Total non-performing assets and troubled debt restructured as a percentage of total assets	0.43%	0.22%	0.48%	0.41%	0.97%

(1)	Includes at December 31, 2011 fourteen troubled debt restructurings which were on non-accrual. Seven of the loans are consumer loans secured by automobiles, boats or equipment with an aggregate principal balance of approximately $60,000 at December 31, 2011. Five loans were single-family residential mortgage loans with an aggregate principal balance of approximately $225,000 at December 31, 2011. There was one land loan with a balance of approximately $4,000 and one commercial business loan with an approximate balance of $19,000.

(2)	At December 31, 2011, consisted of a repossessed automobile.

(3)	Consists of one loan which is performing in accordance with its terms and is on an accrual basis.

If the $338,000 of non-accruing loans at December 31, 2011 had been current in accordance with their terms during 2011, the gross income on such loans would have been approximately $23,000 for 2011.

Non-performing assets, which consist of non-accruing loans, accruing loans 90 days or more delinquent and real estate owned (which includes real estate acquired through, or in lieu of, foreclosure) decreased to $436,000 or 0.17% of total assets at December 31, 2011 from $514,000 or 0.21% of total assets at December 31, 2010. This decrease was primarily the result of a $136,000 decrease in non-accruing single-family residential loans offset partially by $51,000 increase in accruing loans 90 or more days past due.

At December 31, 2011, we had $338,000 of non-accruing loans consisting of six single-family real estate loans aggregating $227,000, 14 consumer loans totaling $88,000, one land loan in the amount of $4,000 and one commercial business loan in the amount of $19,000. Management continues to aggressively pursue the collection and resolution of all delinquent loans. There was one performing commercial real estate property in the amount of $703,000 classified as trouble debt restructured as of December 31, 2011.

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

At December 31, 2011, we had $843,000 of assets classified as substandard and no assets classified as doubtful or loss. At December 31, 2011 our assets classified as substandard included $833,000 of loans and $10,000 of real estate owned. In addition, at December 31, 2011, we had $2.7 million of assets designated special mention, which consisted primarily of $1.2 million of single-family real estate loans and $1.2 million of commercial real estate loans. All of these loans are secured by property located in our primary market area.

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

Although management uses the best information available to make determinations with respect to the provisions for loan losses, additional provisions for loan losses may be required to be established in the future should economic or other conditions change substantially. In addition, the Federal Deposit Insurance Corporation and the Louisiana Office of Financial Institutions, as an integral part of their examination process, periodically review MBL Bank’s allowance for loan losses. Such agencies may require MBL Bank to recognize additions to such allowance based on their judgments about information available to them at the time of their examination.

The following table shows changes in our allowance for loan losses during the periods presented.

	At or for the Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Total loans outstanding at end of period	$134,597	$129,982	$118,952	$113,478	$91,286
Average loans outstanding	129,235	123,993	116,691	99,251	82,055
Allowance for loan losses, beginning of period	1,286	1,001	1,000	936	901
Provision for loan losses	370	370	60	210	77
Charge-offs:
One- to four-family residential	2	54	—	—	—
Commercial real estate	—	—	—	—	—
Land	—	—	—	—	—
Construction	—	—	—	—	—
Consumer non-real estate	36	68	64	164	46
Commercial business	—	—	—	—	—
Total charge-offs	38	122	64	164	46
Recoveries on loans previously charged off	7	37	5	18	4
Allowance for loan losses, end of period	$1,625	$1,286	$1,001	$1,000	$936
Allowance for loan losses as a percent of non-performing loans	381.46%	255.16%	121.48%	125.63%	75.60%
Ratio of net charge-offs during the period to average loans outstanding during the period	0.02%	0.07%	0.05%	0.15%	0.05%

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	2011		2010		2009		2008			2007
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
	(Dollars in thousands)
One-to four-family residential	$322	40.81%	$188	43.30%	$246	45.70%	$176	45.11%	$162	47.29%
Commercial real estate and land	692	35.60	506	29.70	271	24.28	258	21.43	284	16.78
Construction	—	3.05	—	3.43	—	3.47	—	2.88	—	7.88
Consumer-other	378	7.75	369	9.35	316	10.67	340	9.74	209	9.83
Consumer-deposit	—	3.09	—	4.85	—	7.32	—	10.12	—	2.84
Commercial business	233	9.70	223	9.37	168	8.56	226	10.72	281	15.38
Total	$1,625	100.00%	$1,286	100.00%	$1,001	100.00%	$1,000	100.00%	$936	100.00%

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

	2011		2010		2009
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)
Securities available-for-sale:
Mortgage-backed securities	$46,603	$46,930	$19,879	$20,058	$13,878	$14,067
U.S. Government and agency obligations	24,887	25,139	35,118	35,224	28,608	28,528
Municipal obligations	868	886	230	234	230	240
Equity securities	—	—	11	4	11	16
Mutual funds	—	—	6,795	6,916	7,779	7,779
Total securities available-for-sale	72,358	72,955	62,033	62,436	50,506	50,630
Securities held to maturity:
Certificates of deposit	—	—	—	—	—	—
Mortgage-backed securities	—	—	139	140	166	168
Total securities held to maturity	—	—	139	140	166	168
FHLB stock	240	240	239	239	238	238
Total investment and mortgage- backed securities and FHLB stock	$72,598	$73,195	$62,411	$62,815	$50,910	$51,036

The following table sets forth the amount of investment securities (at amortized cost) which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2011, respectively.

	Amounts at December 31, 2011, Which Mature In
	One Year or Less	After One to Five Years	After Five to 10 Years	Over 10 Years	Total
	(Dollars in thousands)
Available-for-sale:
Mortgage-backed securities	$—	$684	$35,522	$10,397	$46,603
U.S. Government and agency obligations	6,005	18,882	—	—	24,887
Municipal obligations	—	—	—	868	868
Total	$6,005	$19,566	$35,522	$11,265	$72,358
Weighted average yield	0.95%	1.15%	1.90%	2.31%	1.68%
Held to maturity:
Mortgage-backed securities	$—	$—	$—	$—	$—
Total	—	—	—	—	—
Weighted average yield	—%	—%	—%	—%	—%
Total investment securities:
Mortgage-backed securities	$—	$684	$35,522	$10,397	$46,603
U.S. Government and agency obligations	6,005	18,882	—	—	24,887
Municipal obligations	—	—	—	868	868
Total	$6,005	$19,566	$35,522	$11,265	$72,358
Weighted average yield	0.95%	1.15%	1.90%	2.31%	1.68%

Included in our investment securities at December 31, 2010 was a $6.8 million (book value at December 31, 2010) investment in an adjustable-rate mortgage mutual fund (referred to as the ARM Fund). The fair value of the ARM Fund has traditionally correlated with the interest rate environment. In January 2011, we redeemed our entire investment in the ARM Fund, recognizing a gain, pre-tax, of $121,000. Also during January 2011, we redeemed our investment in Freddie Mac (“FHLMC”) Voting Common Stock at a loss of approximately $7,000.

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

The following table sets forth the composition of our mortgage-backed securities at each of the dates indicated.

	December 31,
	2011	2010	2009
	(In thousands)
Fixed-rate:
Available-for-sale	$46,603	$7,854	$40
Held to maturity	—	—	—
Total fixed-rate	46,603	7,854	40
Adjustable-rate:
Available-for-sale	—	12,025	13,838
Held to maturity	—	139	166
Total adjustable-rate	—	12,164	14,004
Total mortgage-backed securities	$46,603	$20,018	$14,044

Mortgage-backed securities generally increase the quality of Minden Bancorp’s assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of Minden Bancorp. At December 31, 2011, approximately $49.6 million of our mortgage-backed and investment securities were pledged to secure various obligations of Minden Bancorp. See Note 2 to the consolidated financial statements contained in Exhibit 8 to this Annual Report on Form 10-K. Minden Bancorp does not knowingly invest in subprime mortgage-backed securities, and had not been materially impacted by the subprime crisis as of December 31, 2011.

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

We consider our primary market area to be Webster Parish, Louisiana. We attract deposit accounts by offering a wide variety of accounts, competitive interest rates, and convenient office locations and service hours. We utilize traditional marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings. We do not advertise for deposits outside of our primary market area or utilize the services of deposit brokers, and management believes that an insignificant number of deposit accounts were held by non-residents of Louisiana at December 31, 2011.

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

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit as of the dates indicated.

	December 31,
	2011		2010		2009
	Amount	% of Deposits	Amount	% of Deposits	Amount	% of Deposits

	(Dollars in thousands)
Certificate accounts:
0.01% - 0.99%	$13,089	5.85%	$104	.05%	$3	—%
1.00% - 1.99%	70,712	31.61	72,329	34.11	36,884	19.64
2.00% - 2.99%	1,060	0.47	6,282	2.96	34,291	18.26
3.00% - 3.99%	—	—	451	0.21	4,564	2.43
4.00% - 4.99%	—	—	336	0.16	387	0.21
4.00% - 4.99%	—	—	—	—	—	—
Total certificate accounts	$84,861	37.93%	$79,502	37.49%	$76,129	40.54%

Transaction accounts:
Savings	14,415	6.45	13,500	6.37	12,301	6.55
Checking:
Interest-bearing	30,293	13.54	19,225	9.06	20,203	10.76
Non-interest-bearing	37,850	16.92	33,805	15.94	29,868	15.91
Money market	56,294	25.16	66,053	31.14	49,265	26.24
Total transaction accounts	138,852	62.07	132,583	62.51	111,637	59.46
Total deposits	$223,713	100.00%	$212,085	100.00%	$187,766	100.00%

The following table shows our deposit flows during the periods indicated.

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Total deposits	$1,083,313	$985,003	$800,051
Total withdrawals	1,073,256	962,586	786,339
Interest credited	1,571	1,902	2,702
Total increase in deposits	$11,628	$24,319	$16,414

The following table shows the maturities of our certificates of deposit of $100,000 or more at December 31, 2011 by time remaining to maturity.

	At December 31, 2011
Quarter Ending:	Amount	Weighted Average Rate
	(Dollars in thousands)
March 31, 2012	$9,526	1.07%
June 30, 2012	7,936	1.25
September 30, 2012	6,176	1.28
December 31, 2012	7,925	1.07
After December 31, 2012	10,565	1.72
Total certificates of deposit with balances of $100,000 or more	$42,128	1.30%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	2011			2010			2009
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in thousands)
Savings accounts	$13,613	$27	0.20%	$12,948	$26	0.20%	$12,125	$30	0.25%
Checking – interest bearing	24,456	43	0.18	20,057	51	0.25	16,608	59	0.36
Money market	55,606	217	0.40	52,220	371	0.71	47,280	493	1.04
Certificates of deposit	82,740	1,222	1.48	76,622	1,396	1.82	69,010	1,865	2.70
Total interest- bearing deposits	176,415	1,509	0.86	161,847	1,844	1.14	145,023	2,447	1.68
Non-interest-bearing deposits	24,809	—	—	23,803	—	—	21,607	—	—
Total deposits	$201,224	$1,509	0.75%	$185,650	$1,844	0.99%	$166,630	$2,447	1.47%

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit, excluding time deposits in individual retirement accounts, at December 31, 2011.

	Balance at December 31, 2011 Maturing in the 12 Months Ending December 31,
Certificates of Deposit	2012	2013	2014	Thereafter	Total
	(In thousands)
0.01% -0.99%	$13,062	$27	$—	$—	$13,089
1.00% - 1.99%	50,013	8,210	6,640	—	64,863
2.00% - 2.99%	103	577	—	—	680
3.00% - 3.99%	—	—	—	—	—
4.00% - 4.99%	—	—	—	—	—
5.00% - 5.99%	—	—	—	—	—
Total certificate accounts	$63,178	$8,814	$6,640	$—	$78,632

Borrowings. We may obtain advances from the Federal Home Loan Bank of Dallas upon the security of the common stock we own in that bank and certain of our loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. We have used advances only to a limited extent in recent periods and at December 31, 2011 and 2010, we did not have any advances outstanding from the Federal Home Loan Bank of Dallas. While we will consider using advances, it is our intent generally to fund our operations with deposits. At December 31, 2011, we had $240,000 of Federal Home Loan Bank of Dallas stock. At such date, we were permitted to borrow up to an aggregate total of $82.8 million.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
FHLB advances and other borrowings:
Average balance outstanding	$10	$—	$13
Maximum amount outstanding at any month-end during the period	10	—	—
Balance outstanding at end of period	—	—	—
Average interest rate during the period	0.7%	—%	—%
Weighted average interest rate at end of period	—%	—%	—%

Employees

We had 32 full-time employees at December 31, 2011. None of these employees are represented by a collective bargaining agent, and we believe that we enjoy good relations with our personnel.

Subsidiaries

Minden Bancorp has no indirect subsidiaries and only one direct subsidiary, MBL Bank.

Regulation

Set forth below is a brief description of certain laws relating to the regulation of Minden Bancorp and MBL Bank. This description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

General. MBL Bank, as a Louisiana-chartered building and loan association, is subject to regulation and oversight by both the Louisiana Office of Financial Institutions and the Federal Deposit Insurance Corporation extending to all aspects of its operations. MBL Bank also is subject to certain requirements established by the Federal Reserve Board. Louisiana-chartered savings institutions are required to file periodic reports with the Louisiana Office of Financial Institutions and the Federal Deposit Insurance Corporation and are subject to periodic examinations by the Louisiana Office of Financial Institutions and the Federal Deposit Insurance Corporation. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting shareholders.

Federal law provides the federal banking regulators, including the Federal Deposit Insurance Corporation, with substantial enforcement powers. The Federal Deposit Insurance Corporation’s enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. Any change in such regulations, whether by the Federal Deposit Insurance Corporation, the Louisiana Office of Financial Institutions, the Federal Reserve Board or Congress, could have a material adverse impact on Minden Bancorp and MBL Bank and our operations.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted in 2010, the powers of the Office of Thrift Supervision regarding MBL Bank and Minden Bancorp were transferred to other federal financial institution regulatory agencies on July 21, 2011. See “Regulatory Reform Legislation.” As of the transfer date, all of the regulatory functions related to MBL Bank that were under the jurisdiction of the Office of Thrift Supervision transferred to the Federal Deposit Insurance Corporation. In addition, as of that same date, all of the regulatory functions related to Minden Bancorp as a savings and loan holding company that were under the jurisdiction of the Office of Thrift Supervision, transferred to the Federal Reserve Board.

Regulatory Reform Legislation. On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act. The act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. In addition, the new law changes the jurisdictions of existing bank regulatory agencies and in particular transfer the regulation of state-chartered savings associations from the Office of Thrift Supervision to the Federal Deposit Insurance Corporation, effective July 21, 2011. Savings and loan holding companies are now regulated by the Federal Reserve Board. The new law also establishes an independent federal consumer protection bureau within the Federal Reserve Board. The following discussion summarizes significant aspects of the new law that may affect MBL Bank and Minden Bancorp. Not all of the regulations implementing these changes have been promulgated, so we cannot determine the full impact on our business and operations at this time.

The following aspects of the financial reform and consumer protection act are related to the operations of MBL Bank:

•	A new independent consumer financial protection bureau has been established within the Federal Reserve Board, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Smaller state-chartered financial institutions, like MBL Bank, will be subject to the supervision and enforcement by the Federal Deposit Insurance Corporation rather than the Office of Thrift Supervision with respect to the federal consumer financial protection laws.

•	The current prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011.

•	Deposit insurance is permanently increased to $250,000 and unlimited deposit insurance for non-interest-bearing transaction accounts extended through December 31, 2012.

•	Deposit insurance assessment base calculation will equal the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

•	The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, the Federal Deposit Insurance Corporation is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the financial reform and consumer protection act are related to the operations of Minden Bancorp:

•	Authority over savings and loan holding companies was transferred to the Federal Reserve Board.

•	Leverage capital requirements and risk based capital requirements applicable to depository institutions and bank holding companies will be extended to savings and loan holding companies. However, the Federal Reserve Board has not issued regulations that address the levels of these capital requirements and when they will apply to Minden Bancorp.

•	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.

•	The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

•	The Securities and Exchange Commission is authorized to adopt rules requiring public companies to make their proxy materials available to shareholders for nomination of their own candidates for election to the board of directors.

•	Public companies will be required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years. However, smaller reporting companies, such as Minden Bancorp, have temporarily been exempted from this requirement until January 21, 2013.

•	A separate, non-binding shareholder vote will be required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

•	Securities exchanges will be required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

•	Stock exchanges, which does not include the OTC Bulletin Board, will be prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.

•	Disclosure in annual proxy materials will be required concerning the relationship between the executive compensation paid and the financial performance of the issuer.

•	Item 402 of Regulation S-K promulgated by the Securities and Exchange Commission will be amended to require companies to disclose the ratio of the chief executive officer’s annual total compensation to the median annual total compensation of all other employees.

•	Smaller reporting companies are exempt from complying with the internal control auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

Regulation of Minden Bancorp

General. Minden Bancorp is a registered savings and loan holding company within the meaning of Section 10 of the Home Owners’ Loan Act and is subject to examination and supervision by the Federal Reserve Board as well as certain reporting requirements.

Holding Company Acquisitions. Federal law generally prohibits a savings and loan holding company, without prior Federal Reserve Board approval, from acquiring the ownership or control of any other savings institution or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares of the savings institution or savings and loan holding company. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the Federal Reserve Board.

The Federal Reserve Board may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

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

The Sarbanes-Oxley Act. Minden Bancorp is subject to the Sarbanes-Oxley Act of 2002, which addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our principal executive officer and principal financial officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

Regulation of MBL Bank

General. As the primary federal regulator of MBL Bank, the Federal Deposit Insurance Corporation has extensive authority over the operations of state-chartered savings institutions. As part of this authority, MBL Bank is required to file periodic reports with the Federal Deposit Insurance Corporation and is subject to periodic examinations by the Federal Deposit Insurance Corporation. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. MBL Bank, as a Louisiana-chartered building and loan association, is also subject to regulation by the Louisiana Office of Financial Institutions, including the requirement to file periodic reports therewith and being subject to examination thereby.

Insurance of Accounts. The deposits of MBL Bank are insured to the maximum extent permitted by the Deposit Insurance Fund and are backed by the full faith and credit of the U.S. Government. As insurer, the Federal Deposit Insurance Corporation is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation also has the authority to initiate enforcement actions against savings institutions.

The recently enacted financial institution reform legislation permanently increased deposit insurance on most accounts to $250,000. In addition, pursuant to Section 13(c)(4)(G) of the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest-bearing transaction deposit accounts and to guarantee certain unsecured debt of financial institutions and their holding companies. Under the unsecured debt program, the Federal Deposit Insurance Corporation’s guarantee expires on the earlier of the maturity date of the debt or December 31, 2012. The unlimited deposit insurance for non-interest-bearing transaction accounts was extended by the recently enacted legislation through the end of 2012 for all insured institutions without a separate insurance assessment (but the cost of the additional insurance coverage will be considered under the risk-based assessment system). Financial institutions could have opted out of either or both of these programs. MBL Bank did not opt out of the temporary liquidity guarantee program.

The Federal Deposit Insurance Corporation’s risk-based premium system provides for quarterly assessments. Each insured institution is placed in one of four risk categories depending on supervisory and capital considerations. Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. The Federal Deposit Insurance Corporation recently amended its deposit insurance regulations (1) to change the assessment base from domestic deposits to average assets minus tangible equity and (2) to lower overall assessment rates. The revised rates are between 2.5 to 9 basis points for banks in the lower risk category and between 30 to 45 basis points for banks in the highest risk category. The amendments became effective for the quarter beginning April 1, 2011 with the new assessment methodology being reflected in the premium invoices due September 30, 2011.

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

Regulatory Capital Requirements. Federally insured savings institutions are required to maintain minimum levels of regulatory capital. Current Federal Deposit Insurance Corporation capital standards applicable to state-chartered savings institutions require such savings institutions to satisfy a tangible capital requirement, a leverage capital requirement and a risk-based capital requirement. The tangible capital must equal at least 1.5% of adjusted total assets. Leverage capital, also known as “core” capital, must equal at least 3.0% of adjusted total assets for the most highly rated savings associations. An additional cushion of at least 100 basis points is required for all other savings associations, which effectively increases their minimum Tier 1 leverage ratio to 4.0% or more. Under the Federal Deposit Insurance Corporation’s regulation, the most highly-rated banks are those that the Federal Deposit Insurance Corporation determines are strong associations that are not anticipating or experiencing significant growth and have well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings. Under the risk-based capital requirement, “total” capital (a combination of core and “supplementary” capital) must equal at least 8.0% of “risk-weighted” assets. The Federal Deposit Insurance Corporation also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

Core capital generally consists of common stockholders’ equity (including retained earnings). Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights. MBL Bank had no intangible assets at December 31, 2011. Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage-banking activities and subsidiary depository institutions or their holding companies). MBL Bank had no subsidiaries as of December 31, 2011.

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

At December 31, 2011, MBL Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 12.3%, 12.3% and 27.3%, respectively.

Any state-chartered savings institution that fails any of the capital requirements is subject to possible enforcement actions by the Federal Deposit Insurance Corporation. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution’s operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The Federal Deposit Insurance Corporation’s capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

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

At December 31, 2011, MBL Bank was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

The table below sets forth MBL Bank’s capital position relative to its regulatory capital requirements at December 31, 2011 (dollars in thousands).

	Actual		Required for Capital Adquacy Purpose			To Be Well Capitalized Under Prompt Corrective Action Provision		Excess Over Well-Capitalized Provision
	Amount	Ratio	Amount	Ratio		Amount	Ratio	Amount	Ratio
Tier 1 risk-based capital	$32,493	26.01%	N/A	N/A	%	$7,495	6.0%	$24,998	20.01%
Total risk-based capital	34,055	27.26	9,994	8.0		12,492	10.0	21,563	17.26
Tier 1 leverage capital	32,493	12.31	10,560	4.0		13,200	5.0	19,293	7.31
Tangible capital	32,493	12.31	3,960	1.5		N/A	N/A	N/A	N/A

Capital Distributions. Federal Deposit Insurance Corporation regulations govern capital distributions by state-chartered savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for Federal Deposit Insurance Corporation approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or Federal Deposit Insurance Corporation-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, a savings institution, such as MBL Bank, which is a subsidiary of a savings and loan holding company (as well as certain other institutions) must still file a notice with the Federal Deposit Insurance Corporation at least 30 days before the board of directors declares a dividend or approves a capital distribution.

An institution that either before or after a proposed capital distribution fails to meet its then applicable minimum capital requirement or subject to restrictions on capital distributions imposed thereon may not make any capital distributions without the prior written approval of the Federal Deposit Insurance Corporation. In addition, the Federal Deposit Insurance Corporation may prohibit a proposed capital distribution, which would otherwise be permitted by Federal Deposit Insurance Corporation regulations, if the Federal Deposit Insurance Corporation determines that such distribution would constitute an unsafe or unsound practice.

Qualified Thrift Lender Test. All savings institutions are required to meet a qualified thrift lender, or QTL, test to avoid certain restrictions on their operations. A savings institution can comply with the QTL test by either qualifying as a domestic building and loan association as defined in the Internal Revenue Code or meeting the Federal Deposit Insurance Corporation QTL test.

Currently, the Federal Deposit Insurance Corporation QTL test requires that 65% of an institution’s “portfolio assets” (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. To be a qualified thrift lender under the Internal Revenue Service test, the savings institution must meet a “business operations test” and a “60 percent assets test,” each defined in the Internal Revenue Code.

If the savings institution fails to maintain its QTL status, it is immediately prohibited from the following:

•	Making any new investments or engaging in any new activity not allowed for both a national bank and a savings association;

•	Establishing any new branch office unless allowable for a national bank; and

•	Paying dividends unless allowable for a national bank.

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

At December 31, 2011, MBL Bank believed it met the requirements of the QTL test.

Community Reinvestment Act. All federally insured savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to comply with the provisions of the Community Reinvestment Act could result in restrictions on its activities. MBL Bank received a “satisfactory” Community Reinvestment Act rating in its most recently completed examination.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act place restrictions on loans to executive officers, directors and principal shareholders of the savings association and its affiliates. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association’s loans to one borrower limit (generally equal to 15% of the association’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the association and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the savings association. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. MBL Bank currently is subject to Section 22(g) and (h) of the Federal Reserve Act and at December 31, 2011, was in compliance with the above restrictions.

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

Federal Home Loan Bank System. MBL Bank is a member of the Federal Home Loan Bank of Dallas, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function primarily for its members. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. The Federal Home Loan Bank of Dallas is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. At December 31, 2011, MBL Bank did not have any Federal Home Loan Bank advances and had $82.8 million available on its credit line with the Federal Home Loan Bank.

As a member, MBL Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Dallas in an amount in accordance with the Federal Home Loan Bank’s capital plan and sufficient to ensure that the Federal Home Loan Bank remains in compliance with its minimum capital requirements. At December 31, 2011, MBL Bank had $240,000 in Federal Home Loan Bank stock, which was in compliance with this requirement.

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

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution’s earning assets. At December 31, 2011, MBL Bank had met its reserve requirement.

Louisiana Regulation. As a Louisiana-chartered building and loan association, MBL Bank also is subject to regulation and supervision by the Louisiana Office of Financial Institutions. MBL Bank is required to file periodic reports with and is subject to periodic examinations at least once every four years by the Louisiana Office of Financial Institutions. In addition, MBL Bank is required by Louisiana law and regulations to comply with certain reserve and capital requirements. At December 31, 2011, MBL Bank was in compliance with all applicable reserve and capital requirements.

Louisiana law and regulations also restrict the lending and investment authority of Louisiana-chartered savings institutions. Such laws and regulations restrict the amount a Louisiana-chartered building and loan association can lend to any one borrower to an amount which, in the aggregate, does not exceed the lesser of (i) 10% of the association’s savings deposits or (ii) the sum of the association’s paid-in capital, surplus, allowance for losses, and undivided profits. Federal regulations, however, impose more restrictive limitations on loans to one borrower. See “Business – Lending Activities.” Notwithstanding the foregoing, Louisiana and federal law permits any such association to lend to any one borrower an aggregate amount of at least $500,000.

In addition, Louisiana law restricts the ability of Louisiana-chartered building and loan associations to invest in, among other things, (i) commercial real estate loans (including commercial construction real estate loans) up to 40% of total assets; (ii) real estate investments for other than the association’s offices up to 10% of total assets; (iii) consumer loans, commercial paper and corporate debt securities up to 30% of total assets; (iv) commercial, corporate, business or agricultural loans up to 10% of total assets; (v) tangible movable property, or leases thereon, up to 10% of total assets; and (v) capital stock, obligations and other securities of service organizations up to 10% of total assets. Louisiana law also sets forth maximum loan-to-value ratios with respect to various types of loans. Applicable federal regulations impose more restrictive limitations in certain instances. See “Business - Lending Activities.”

The investment authority of Louisiana-chartered building and loan associations is broader in many respects than that of federally chartered savings associations. However, state-chartered savings associations, such as MBL Bank, are generally prohibited from acquiring or retaining any equity investment, other than certain investments in service corporations, of a type or in an amount that is not permitted for a federally chartered savings association. This prohibition applies to equity investments in real estate (except those held through a service corporation or subsidiary of MBL Bank), investments in equity securities and any other investment or transaction that is in substance an equity investment, even if the transaction is nominally a loan or other permissible transaction. At December 31, 2011, MBL Bank was in compliance with such provisions.

Furthermore, state-chartered savings associations may not engage as principal in any activity not permitted for federal associations unless the Federal Deposit Insurance Corporation has determined that such activity would pose no significant risk to the affected deposit insurance fund and the association is in compliance with the fully phased-in capital standards prescribed under federal regulations. When certain activities are permissible for a federal association, the state-chartered savings association may engage in the activity in a higher amount if the Federal Deposit Insurance Corporation has not determined that such activity would pose a significant risk of loss to the affected deposit insurance fund and the association meets the fully phased-in capital requirements. This increased investment authority does not apply to investments in nonresidential real estate loans. At December 31, 2011, MBL Bank had no investments which were affected by the foregoing limitations.

Under Louisiana law, a Louisiana-chartered building and loan association may establish or maintain a branch office anywhere in Louisiana with prior regulatory approval. In addition, an out-of-state building and loan association or holding company may acquire a Louisiana-chartered building and loan association or holding company if the Louisiana Office of Financial Institutions determines that the laws of such other state permit a Louisiana-chartered building and loan association or holding company to acquire a building and loan association or holding company in such other state. Any such acquisition would require the out-of-state entity to apply to the Louisiana Office of Financial Institutions.

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

At December 31, 2011, the total federal pre-1988 reserve was approximately $1.5 million. The reserve reflects the cumulative effects of federal tax deductions by MBL Bank for which no federal income tax provisions have been made.

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

Net Operating Loss Carryovers. Net operating losses incurred in taxable years beginning before August 6, 1997 may be carried back to the three preceding taxable years and forward to the succeeding 15 taxable years. For net operating losses in years beginning after August 5, 1997, other than 2001 and 2002, such net operating losses can be carried back to the two preceding taxable years and forward to the succeeding 20 taxable years. Net operating losses arising in 2001 or 2002 may be carried back five years and may be carried forward 20 years. Special rules enacted in 2009 permit certain electing mall business taxpayers to carryback a 2008 net operating loss for a period of three, four or five years to offset taxable income in those preceding taxable years. At December 31, 2011, Minden Bancorp had no net operating loss carryforwards respectively, for federal income tax purposes.

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

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties

We currently conduct business from our main office and one full-service branch office. The following table sets forth the net book value of the land and buildings and certain other information with respect to our offices at December 31, 2011.

Description/Address	Leased/Owned	Net Book Value of Property	Amount of Deposits
Main Office:		(In thousands)
100 MBL Bank Drive
Minden, Louisiana 71055	Owned	$3,008	$221,499

Branch Office:
415 Main Street
Minden, Louisiana 71055	Owned	1,617	2,214

Total		$4,625	$223,713

Item 3. Legal Proceedings

We are not presently involved in any legal proceedings of a material nature. From time to time, we are a party to legal proceedings incidental to our business to enforce our security interest in collateral pledged to secure loans made by us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

	(a)	Minden Bancorp’s common stock is quoted on the OTC Bulletin Board under the symbol “MDNB.”

The following table sets forth the high and low closing stock prices for Minden Bancorp common stock and cash dividends per share declared for the periods indicated. The stock prices and dividend amounts in the following table with respect to 2010 have been adjusted for the “second-step” conversion and reorganization of MBL Bank from a mutual holding company structure to a stock holding company structure on January 4, 2011.

	Stock Price Per Share		Cash Dividends
Quarter ended:	High	Low	Per Share
December 31, 2011	$15.00	$13.00	$0.075
September 30, 2011	14.00	12.20	0.065
June 30, 2011	13.20	12.60	0.065
March 31, 2011	13.20	12.60	0.065

December 31, 2010	10.90	8.61	0.130
September 30, 2010	8.67	8.18	0.060
June 30, 2010	8.61	7.34	0.060
March 31, 2010	8.75	7.40	0.060

At December 31, 2011, Minden Bancorp had approximately 492 shareholders of record, not including those who hold shares in “street” name.

(b)	Not applicable.
(c)	Minden Bancorp did not repurchase any shares of its common stock during the three months ended December 31, 2011. It did not have any announced repurchase program in effect at any time during such period.

Item 6. Selected Financial Data.

Set forth below is selected consolidated financial and other data of Minden Bancorp. The information at December 31, 2011 and 2010 and for the years ended December 31, 2011 and 2010 is derived in part from the audited financial statements that appear in this Form 10-K. The information at or for the year ended December 31, 2009 is derived from audited financial statements that do not appear in this Form 10-K.

	At December 31,
	2011	2010	2009

	(In thousands)
Selected Financial Data:
Total assets	$264,598	$247,751	$210,858
Cash and cash equivalents	52,407	48,702	33,514
Investment securities:
Held to maturity	—	139	166
Available for sale	72,955	62,436	50,630
FHLB stock	240	239	238
Loans receivable, net	131,454	127,190	117,064
Deposits	223,713	212,085	187,766
FHLB advances	—	—	—
Stockholders’ equity	39,030	24,110	21,902

	At or For the Year Ended December 31,
	2011	2010	2009

	(Dollars in thousands)
(Selected Operating Data:
Total interest income	$9,197	$8,942	$8,864
Total interest expense	1,509	1,844	2,447
Net interest income	7,688	7,098	6,417
Provision for loan losses	370	370	60
Net interest income after provision for loan losses	7,318	6,728	6,357
Total non-interest income (loss)	1,180	795	(2,057	)(1)
Total non-interest expense	4,529	4,110	4,190
Income before income taxes	3,969	3,413	110
Income taxes (benefit)	1,350	1,160	(27)
Net income	$2,619	$2,253	$137

Selected Operating Ratios (2)
Average yield on interest-earning assets	4.00	4.52%	5.05%
Average rate on interest-bearing liabilities	.86	1.14	1.68
Average interest rate spread(3)	3.14	3.38	3.37
Net interest margin(3)	3.34	3.59	3.66
Average interest-earning assets to average interest-bearing liabilities	130.26	122.11	120.44
Net interest income after provision for loan losses to non-interest expense	161.58	163.70	151.72
Total non-interest expense to average assets	1.88	1.97	2.28
Efficiency ratio(4)	51.07	52.09	96.10
Return on average assets	1.09	1.08	0.07
Return on average equity	7.38	9.70	0.73
Average equity to average assets	14.71%	11.15%	10.18%

(Footnotes on following page)

	At or For the Year Ended December 31,
	2011	2010	2009

Asset Quality Ratios:(5)
Non-performing loans as a percent of loans receivable, net(5)	0.32%	0.40%	0.70%
Non-performing assets as a percent of total assets(5)	0.17	0.21	0.45
Non-performing assets and troubled debt restructurings as a percent of total assets(5)	0.43	0.22	0.48
Allowance for loan losses as a percent of non-performing loans	381.46	255.16	121.48
Net charge-offs to average loans receivable	.02%	0.07%	0.05%

Capital Ratios:(6)
Tier 1 capital ratio	12.31%	9.37%	9.78%
Tier 1 risk-based capital ratio	26.01%	19.15%	18.16%
Total risk-based capital ratio	27.26%	20.26%	19.04%

Other Data:
Banking offices	2	2	2

(1)	Includes an other-than-temporary impairment charge of $2.8 million related to Minden Bancorp’s investment in a mutual fund.

(2)	With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.

(3)	Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities, and net interest margin represents net interest income as a percentage of average interest-earning assets.

(4)	The efficiency ratio represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.

(5)	Non-performing loans consist of all nonaccrual loans as well as loans past due as to principal or interest more than 90 days delinquent but still accruing. Real estate owned consists of real estate acquired through foreclosure or real estate acquired by acceptance of a deed-in-lieu of foreclosure.

(6)	Capital ratios are end of period ratios.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Minden Bancorp is a Louisiana-chartered holding company which owns 100% of the capital stock of MBL Bank, a community oriented building and loan association headquartered in Minden, Louisiana. Our primary business consists of attracting deposits from the general public and using those funds to originate loans to our customers and invest in securities such as United States (“U.S.”) Government and agency securities, mortgage-backed securities and municipal obligations. At December 31, 2011, Minden Bancorp had total assets of $264.6 million, total deposits of $223.7 million and stockholders’ equity of $39.0 million.

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

MBL Bank is subject to regulation by the Louisiana Office of Financial Institutions, as its chartering authority, and by the Federal Deposit Insurance Corporation, which also insures MBL Bank’s deposits up to applicable legal limits.

Certain highlights of our operating strategy are:

•	Emphasizing Commercial Real Estate, Commercial Business and Land Loans. At December 31, 2011, $47.2 million or 35.1% of our total loan portfolio consisted of commercial real estate and commercial business loans. In addition, at December 31, 2011 we had $13.8 million of land loans, most of which are secured by income producing properties such as timber or agricultural property. Commercial real estate and commercial business loans as well as land loans are attractive because they generally provide us with higher average yields than single-family residential mortgage loans and they typically have adjustable rates of interest and/or shorter terms to maturity than traditional single-family residential mortgage loans. The net proceeds from the second-step conversion offering completed in January 2011 increased our capital (although prior to the conversion MBL Bank maintained regulatory capital in excess of “well capitalized” standards), which will facilitate our ability to expand high quality loan relationships, subject to our current underwriting guidelines. We intend to continue to emphasize growth of our commercial real estate, commercial business and land lending in a manner consistent with our stringent loan underwriting policies and procedures. At December 31, 2011, we had no non-performing commercial real estate loans, one non-performing commercial business loan and one non-performing land loan with a principal balance at such date of $19,000 and $4,000, respectively.

•	Increasing Core Deposits. We will continue our efforts to increase our core deposits in order to help reduce and control our cost of funds. As part of our emphasis on developing commercial banking relationships, we have emphasized the expansion of non-interest checking accounts which comprised $37.9 million or 16.9% of our total deposit portfolio at December 31, 2011. We offer a wide variety of deposits to our customers and are competitive in the rates we offer although we do not necessarily seek to match the highest rates paid by competitors. We also promote longer term deposits where possible and consistent with our asset liability management goals.

•	Expanding our Market Presence. We are taking steps to increase our market penetration in our existing market area by expanding the products and services we offer while continuing to emphasize customer service in an effort to capture more of each customer’s banking relationships. In addition to organic growth, we continue to evaluate market expansion opportunities. The net proceeds from the offering will facilitate our ability to consider additional new offices, either on a de novo basis or through acquisitions, although we currently have no plans, agreements or understandings with respect to any acquisitions.

•	Emphasizing Business Banking Operations. We have increased our contacts with local businesses in an effort to increase our business banking relationships and as a continuation of our transformation to a community bank. As a locally based bank, we believe that we offer a high level of customer service and an efficient loan application and approval process which is attractive to many local, small to medium sized businesses.

•	New Product Lines. MBL Bank now offers credit cards (on an agency basis) and ACH originations. We continue to evaluate new product lines and services in our effort to offer a broader array of products and services to our customers. In particular, we continue to evaluate financial products which will increase our non-interest income.

•	Continuing Residential Mortgage Lending. Historically, we were a traditional single-family residential mortgage lender, and we will continue to offer traditional single-family residential loan products. For the past several years, we have emphasized originating such loans with balloon payments after three to five years and/or with shorter amortization periods and terms. At December 31, 2011, our loans secured by single-family residential mortgages amounted to $54.9 million, or 40.8% of our total loan portfolio.

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

Our net income amounted to $2.6 million and $2.3 for the years ended December 31, 2011 and 2010, respectively. Some of the major factors and trends which have impacted our results in these periods include the following:

•	Low Market Rates of Interest. In recent periods, our results have benefitted from the historically low market rates of interest that have prevailed. During 2008, the Federal Reserve Board reduced the federal funds rate seven times from 4.25% at December 31, 2007 to a range of 0% to 0.25% at December 31, 2008 and throughout 2009, 2010 and 2011. The Federal Reserve Board has indicated recently that it expects the federal funds rate to remain at the current low level through at least mid-2013. The average rates that we pay on our interest-bearing deposits and other liabilities have fallen steadily, from 4.21% for the year ended December 31, 2007 to 0.86% during the year ended December 31, 2011. Because the average rates on our deposits and other liabilities tend to adjust to changes in market rates of interest more quickly than the average yields we earn on our loans and other interest-earning assets, our average interest rate spread (the difference between the average yield earned on interest-earning assets and the average cost paid on interest-bearing liabilities) increased between 2007 and 2011, as has our net interest income. We anticipate that the current low rate environment will continue to put downward pressure on short term interest rates until the economic recovery is sustainable. However, when the interest rate environment begins to increase it will cause pricing pressure on our deposit accounts and may have a negative impact on our net income.

•	Managing Other Expenses. Our other, or non-interest, expenses amounted to $4.5 million and $4.1 million for the years ended December 31, 2011 and 2010, respectively. We have been able to maintain the level of our non-interest expenses through implementation of stringent cost controls resulting in only modest increases in most of our areas of non-interest expense. Salary and employee benefits expense for the year ended December 31, 2011 increased $205,000 over the year ended December 31, 2010. The increase was primarily the result of an increase in the number of employees, salary increases, the purchase by our employee stock ownership plan of additional shares in the second-step conversion offering as well as the new stock benefit plans implemented.

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

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. Historically, our estimates of the allowance for loan losses have not required significant adjustments from management’s initial estimates. In addition, the Louisiana Office of Financial Institutions and the Federal Deposit Insurance Corporation, as an integral part of their examination processes, periodically review our allowance for loan losses. The Louisiana Office of Financial Institution and the Federal Deposit Insurance Corporation may require the recognition of adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examinations. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

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

Financial Condition

Changes in Financial Condition at December 31, 2011 Compared to December 31, 2010

Total assets increased $16.8 million or 6.8% to $264.6 million at December 31, 2011 compared to $247.8 million at December 31, 2010. This increase primarily reflected a $3.7 million increase in cash and cash equivalents, a $10.4 million or 16.6% increase in investment securities and a $4.3 million or 3.4% increase in net loans. The increase in loans reflected our continued emphasis on loan originations. For the year ended December 31, 2011, we originated a total of $95.7 million of loans, including $16.6 million of single-family residential, $29.7 million of commercial real estate loans, $16.0 million of commercial business loans and $11.4 million of non-real estate consumer loans, partially offset by $86.3 million of loan repayments. MBL Bank remains committed to continuing its lending emphasis on developing and growing new and existing relationships with both retail and commercial customers within its primary market area.

Total liabilities increased $2.0 million or 0.86% to $225.6 million at December 31, 2011 compared to $223.6 million at December 31, 2010. This increase was due to a $11.6 million or 5.5% increase in deposits partially offset by the transfer into equity of $10.2 million of subscription funds deposited by subscribers in 2010 to purchase shares of common stock in the second-step conversion offering which was completed in January 2011.

Stockholders’ equity increased $14.9 million to $39.0 million as of December 31, 2011 compared to $24.1 million at December 31, 2010. The increase was primarily due to the $12.9 million net increase as result of the receipt of proceeds from the sale of the shares of common stock of the Company issued in the second-step conversion combined with a $2.6 million increase due to profitable operations for the year ended December 31, 2011 and a $127,000 increase in accumulated other comprehensive income reflecting an increase in unrealized gains related to investment securities available for sale as a result of the increase in the market value thereof since December 31, 2010. The increase was partially offset by dividends paid of $467,000 and the purchase of shares for the Company’s Recognition and Retention Plan.

Non-performing assets and troubled debt restructurings, which consist of nonaccruing loans, accruing loans 90 days or more delinquent, troubled debt restructurings, and real estate owned (which includes real estate acquired through, or in lieu of, foreclosure), increased by $603,000 to $1.1 million or 0.4% of total assets at December 31, 2011 from $536,000 or 0.2% of total assets at December 31, 2010. This increase was primarily due to a $681,000 increase in troubled debt restructurings, and a $51,000 increase in accruing loans 90 or more days past due, partially offset by a decrease of $136,000 in nonaccrual single-family residential mortgage loans. At December 31, 2011, the $436,000 of non-performing assets consisted of $88,000 of accruing loans 90 days or more delinquent, $338,000 of nonaccrual loans and $10,000 in other repossessed assets, consisting of one automobile. At December 31, 2011, the $338,000 of nonaccrual loans consisted primarily of single-family residential mortgage loans. Management continues to aggressively pursue the collection and resolution of all delinquent loans. In addition, we had at December 31, 2011 one $703,000 non-residential real estate loan deemed a troubled restructuring which is on an accrual basis due to its continued performance in accordance with its modified terms for more than six months. See “Item 1 - Business - Asset Quality.”

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

At December 31, 2011 and December 31, 2010, the allowance for loan losses amounted to $1.6 million and $1.3 million, respectively. At December 31, 2011, the allowance for loan losses amounted to 381.5% of non-performing loans and 1.2% of total loans receivable, as compared to 255.2% and 1.0%, respectively, at December 31, 2010.

Although management uses the best information available to make determinations with respect to the provisions for loan losses, additional provisions for loan losses may be required to be established in the future should economic or other conditions change substantially. In addition, the Louisiana Office of Financial Institutions and the Federal Deposit Insurance Corporation, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to such allowance based on their judgments about information available to them at the time of their examination.

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

		2011			2010
	Yield/Rate at December 31, 2011	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans receivable	6.08%	$129,235	$7,998	6.19%	$123,993	$7,752	6.25%
Investment securities	1.53	64,542	1,108	1.72	51,409	1,126	2.19
Other interest-earning assets	0.18	36,042	91	0.25	22,229	64	0.29
Total interest-earning assets	3.63%	229,819	9,197	4.00%	197,631	8,942	4.52%
Non-interest-earning assets		11,501			10,824
Total assets		241,320			208,455
Interest-bearing liabilities:
Savings, NOW and money market accounts	0.28%	93,675	287	0.31%	85,225	448	0.53%
Certificates of deposit	1.44	82,740	1,222	1.48	76,622	1,396	1.82
Total deposits	0 .81	176,415	1,509	0.86	161,847	1,844	1.14
FHLB advances and other borrowings	—	10	—	—	—	—	—
Total interest-bearing liabilities	0.81%	176,425	1,509	0.86%	161,847	1,844	1.14%
Non-interest-bearing liabilities		29,398			23,370
Total liabilities		205,823			185,217
Stockholders’ equity(1)		35,497			23,238
Total liabilities and shareholders’ equity(1)		$241,320			$208,455
Net interest-earning assets		$53,394			$35,784
Net interest income; average interest rate spread	2.82%		$7,688	3.14%		$7,098	3.38%
Net interest margin(2)				3.34%			3.59%
Average interest-earning assets to average interest-bearing liabilities				130.26%			122.11%

(1)	Includes retained earnings and other comprehensive income (loss).
(2)	Equals net interest income divided by average interest-earning assets.

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

	Year Ended December 31, 2011 Compared to 2010			Year Ended December 31, 2010 Compared to 2009
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total Increase (Decrease)	Rate	Volume	Total Increase (Decrease)
	(In thousands)
Interest income:
Loans receivable	$(82)	$328	$246	$(286)	$473	$187
Investment securities	(306)	288	(18)	(120)	(16)	(136)
Other interest-earning assets	(13)	40	27	(60)	87	27
Total interest income	(401)	656	255	(466)	544	78
Interest expense:
Savings, NOW and money market accounts	(205)	44	(161)	(228)	102	(126)
Certificates of deposit	(285)	111	(174)	(568)	91	(477)
Total deposits	(490)	155	(335)	(796)	193	(603)
FHLB advances and other borrowings	—	—	—	—	—	—
Total interest expense	(490)	155	(335)	(796)	193	(603)
Increase (decrease) in net interest income	$89	$501	$590	$330	$351	$681

Results of Operations

Comparison of Results of Operations for the Years Ended December 31, 2011 and 2010

General. We recorded net income of $2.6 million for the year ended December 31, 2011 compared to net income of $2.3 million in 2010.

Net interest income increased $590,000 or 8.3% to $7.7 million for the year ended December 31, 2011 compared to 2010, primarily due to a $255,000 increase in interest income and a $335,000 decrease in interest expense. The increase in interest income reflected the continued growth of our loan and investment portfolios offset by the re-pricing downward of such portfolios as a result of the decline in interest rates and yields. The decrease in interest expense is a reflection of the continued re-pricing downward of our deposit liabilities resulting from the decline in interest rates. Other operating income increased $385,000 or 48.4% for the year ended December 31, 2011, compared to 2010. Other operating income for the year ended December 31, 2011 reflects modest increases in customer service fees as we continued to emphasize the development of relationship banking. The increase for the year ended December 31, 2011 also reflected a net gain on sale of assets of $212,000 as compared to $5,000 for 2010. Non-interest expenses increased by $419,000 or 10.2% for the year ended December 31, 2011 compared to 2010 primarily due to a $205,000 increase in salary and benefit expense and a modest $214,000 increase in all other general and administrative expenses. The provision for loan losses was $370,000 for the years ended December 31, 2011 and 2010.

Net Interest Income. Net interest income is determined by our interest rate spread (i.e., the difference between the yields earned on our interest-earning assets and the rates paid on our interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased $590,000 or 8.3% to $7.7 million for the year ended December 31, 2011 compared to 2010. This increase was primarily due to a decrease in rates paid on interest-bearing deposits combined with a $246,000 increase in interest earned on loans receivable offset in part by reductions in interest income on investment securities. The decline in interest expense was primarily the result of the decline in the average cost of interest-bearing liabilities which more than offset the $14.6 million increase in the average balance of interest-bearing deposits as we funded our asset growth through deposits other rather than borrowings.

Interest Income. Interest income increased $255,000 or 2.9% to $9.2 million for the year ended December 31, 2011 compared to 2010. The increase was primarily due to a $246,000 or 3.2% increase in interest earned on loans and a $9,000 increase in interest earned on investment securities and other interest-earning assets. The increase in interest income on loans was primarily due to a $5.2 million or 4.2% increase in the average balance of loans outstanding as we continued our growth strategy, which increase more than offset the 52 basis point decline in the average yield reflecting the decline in market rates of interest. The decrease in interest earned on investment securities reflected a 47 basis point decline in the yield partially offset by a $13 million or 25.5% increase in the average balance.

Interest Expense. Interest expense decreased $335,000 or 18.2% to $1.5 million for the year ended December 31, 2011 compared to 2010. This was due to a decrease of $161,000 or 35.9% in interest expense on interest-bearing deposits and savings and a decrease of $174,000 or 12.5% in interest expense on certificates of deposit. The decrease in interest expense on certificates of deposit was primarily due to a 34 basis point or 18.7% decrease in the average rate paid, which was partially offset by a $6.1 million or 8.0% increase in the average balance outstanding. In addition, a further reduction in our cost of funds was due to the decrease in interest paid on transaction accounts of $161,000 or 35.9% which reflected primarily the effect of the 22 basis point decline in the average rate paid to 0.31% offset in part by the $8.5 million increase in the average balance as we pursued funding our asset growth with low cost core deposits.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, to maintain the allowance for loan losses at a level which will cover known and inherent losses in the loan portfolio, based upon an assessment of prior loss experience, the volume and type of lending conducted, industry standards, past due loans, economic conditions in our market area and other factors related to the collectibility of the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect a borrower’s ability to repay, estimated value of the underlying collateral and prevailing economic conditions. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The provision for loan losses amounted to $370,000 for both the year ended December 31, 2011 and December 31, 2010.

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

Non-Interest Income. Total other operating income increased $385,000 or 48.4% from $795,000 for the year ended December 31, 2010 to $1.2 million for fiscal 2011. The year ended December 31, 2011 reflected a 20% increase in customer service fees as we continued to emphasize the development of relationship banking. The increase for the year ended December 31, 2011 also reflected a net gain on sale of assets of $212,000 as compared to $5,000 for the year ended December 31, 2010. The gain was primarily from the sale of securities.

Non-Interest Expenses. Our non-interest expenses amounted to $4.5 million and $4.1 million for the years ended December 31, 2011 and 2010, respectively. The increase was primarily due to a $205,000 increase in salary and benefit expense and a modest $214,000 increase with respect to all other operating expenses.

Income Tax Expense. We incurred income tax expense of $1.4 million for the year ended December 31, 2011 as compared to $1.2 million for the year ended December 31, 2010 due to the increase in income before income taxes for 2011. Our effective tax rates for 2011 and 2010 were 34.0% for 2011 and 2010.

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

Although longer term, fixed-rate mortgage loans made up a significant portion of our interest-earning assets at December 31, 2011, we maintained a significant portfolio of securities available-for-sale during the past few years. We continue to structure an increased number of loans to include balloon payments due in three to five years or with shorter terms in order to better position us for a rising rate environment. At December 31, 2011 and 2010, securities available-for-sale amounted to $73.0 million and $62.4 million, respectively, or 27.6% and 25.2%, respectively, of total assets at such dates. In addition, at December 31, 2011, 72.8% of our loan portfolio was comprised of loans with either balloon payments due in five years or less or with terms of five years or less. Pursuing this strategy will allow our interest-earning assets to reprice more rapidly in a rising interest rate environment.

Quantitative Analysis. MBL Bank obtains a quarterly report on the potential impact of interest rate changes upon the market value of portfolio equity. Management reviews the quarterly reports which show the impact of changing interest rates on net portfolio value. Net portfolio value is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts.

Net Portfolio Value. Our interest rate sensitivity is monitored by management through the use of a model which internally generates estimates of the change in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of December 31, 2011:

Change in Interest Rates in Basis Points (Rate Shock)	Net Portfolio Value			NPV as % of Portfolio Value of Assets
	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)
300	$42,431	$897	2%	15.61%	37	BP
200	42,634	1,100	3	15.65	41
100	42,443	909	2	15.56	32
Static	41,534	—	—	15.24	—
(50)	40,415	(1,119)	(3)	14.88	(36)
(100)	39,951	(1,583)	(4)	14.74	(50)

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in NPV requires the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the models presented assume that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV simulation model above provides an indication of interest rate risk exposure at a particular point in time, such model is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on net interest income and will differ from actual results.

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

Our primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements. Our deposit accounts with the Federal Home Loan Bank of Dallas amounted to $900,000 and $422,000 at December 31, 2011 and 2010, respectively.

A significant portion of our liquidity consists of securities classified as available-for-sale and cash and cash equivalents. Our primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts. If we require funds beyond our ability to generate them internally, we have borrowing agreements with the Federal Home Loan Bank of Dallas which provide an additional source of funds. At December 31, 2011, we did not have any advances from the Federal Home Loan Bank of Dallas and had $82.8 million in borrowing capacity.

At December 31, 2011, we had outstanding commitments to originate loans totaling $4.2 million. At December 31, 2011, certificates of deposit scheduled to mature in less than one year, totaled $66.2 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal, in a rising interest rate environment. We intend to utilize our high levels of liquidity to fund our lending activities. If additional funds are required to fund lending activities, we intend to sell our securities classified as available-for-sale as needed.

MBL Bank is required to maintain regulatory capital sufficient to meet tangible, core and total risk-based capital ratios of at least 1.5%, 4.0% and 8.0%, respectively. At December 31, 2011, MBL Bank exceeded each of its capital requirements with ratios of 12.3%, 12.3% and 27.3%, respectively, and was deemed “well-capitalized” for regulatory capital purposes.

Payments Due Under Contractual Obligations

The following table summarizes our contractual cash obligations, consisting solely of certificates of deposit, at December 31, 2011.

	Total at	Payments Due By Period
	December 31, 2011	To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Certificates of deposit	$84,861	$66,245	$18,616	$—	$—
Total contractual obligations	$84,861	$66,245	$18,616	$—	$—

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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans in process at December 31, 2011.

	Total Amounts Committed at	Amount of Commitment Expiration - Per Period
	December 31, 2011	To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Letters of credit	$135	$135	$—	$—	$—
Unused lines of credit	8,567	7,507	1,060	—	—
Undisbursed portion of loans in process	1,518	1,518	—	—	—
Commitments to originate loans	4,181	4,181	—	—	—
Total commitments	$14,401	$13,341	$1,060	$—	$—

Recent Accounting Pronouncements

International Financial Reporting Standards (‘IFRS’)

In November 2009, the SEC issued a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with IFRS. IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (‘IASB’). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC is expected to make a determination in 2012 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its operating results and financial condition, and will continue to monitor the development of the potential implementation of IFRS.

Accounting Standards Updates

In January 2010, the FASB issued Accounting Standards Update (‘ASU’) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements. New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity will be required on a gross rather than net basis, The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. The amendments were effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activities on a gross basis which were effective for fiscal years beginning after December 15, 2010.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which require the Company to provide new disclosures in its financial statements to improve the transparency of financial reporting by requiring enhanced disclosures about the Company’s allowance for credit losses as well as the credit quality of the Company’s loan portfolio. The additional disclosures required are incorporated in these audited consolidated financial statements.

In January 2011, the FASB issued ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. ASU 2011-01 temporarily delayed the effective date of the disclosures surrounding troubled debt restructurings in ASU 2010-20 for public companies. The effective date of the new disclosures is effective for interim and annual periods ending after June 15, 2011.

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. ASU 2011-02 provides clarification on guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The effective date for ASU 2011-02 was for the first interim and annual period beginning on or after June 15, 2011.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement. ASU 2011-04 amends the fair value measurement and disclosure requirements in order to gain consistency between the generally accepted accounting principles in the United States and the International Financial Reporting Standards. The effective date for ASU 2011-04 is for the first interim and annual period beginning after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income. ASU 2011-05 requires entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement of comprehensive income or in two separate consecutive statements. The effective date for ASU 2011-05 is for annual and interim periods beginning after December 15, 2011. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s results of operations or financial position. It will present a change in disclosure as the Company currently presents comprehensive income in its consolidated statement of changes in shareholder’s equity.

In September 2011, the FASB issued ASU No. 2011-09, Compensation Retirement Benefits -- Multi-employer Plans. ASU 2011-09 requires entities to provide additional separate disclosures for multi-employer pension plans and multi-employer other post-retirement benefit plans. This update is intended to provide users with more detailed information about an employer’s involvement in multi-employer pension plans. The effective date for ASU 2011-09 is for annual periods for fiscal years ending after December 15, 2011. The adoption of this accounting standard did not have an impact on the Company’s results of operations, financial position or disclosures.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet, Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The effective date for ASU 2011-11 is for annual reporting periods beginning on or after January 1, 2013, and interim periods with those annual periods. The adoption of ASU 2011-11 is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 201I-05. ASU 2011-12 defers certain changes in ASU 2011-05 relating to the presentation of reclassification adjustments. The effective date for ASU 2011-12 is for annual and interim periods beginning after December 15, 2011.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

See “Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Exposure to Changes in Interest Rates.”

Item 8. Financial Statements and Supplementary Data.

The Board of Directors

Minden Bancorp, Inc. and Subsidiary

Minden, Louisiana

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of` Minden Bancorp, Inc. and Subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of income, equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Minden Bancorp, Inc. and Subsidiary as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

March 13, 2012

Shreveport, Louisiana

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

(in thousands, except shares and per share)

A S S E T S	2011	2010

Cash and noninterest-bearing deposits	$3,498	$2,256
Interest-bearing demand deposits	46,734	44,646
Federal funds sold	2,175	1,800
Total cash and cash equivalents	52,407	48,702

Investment securities:
Securities held-to-maturity (estimated market value of $140 - 2010)	—	139
Securities available-for-sale, at estimated market value	72,955	62,436

First National Banker’s Bank stock, at cost	210	210
Federal Home Loan Bank stock, at cost	240	239
Loans, net of allowance for loan losses of $1,625 - 2011 and $1,286-2010	131,454	127,190
Accrued interest receivable	715	804
Premises and equipment, net	5,418	5,551
Other assets owned	10	10
Prepaid and other assets	1,189	2,470

Total assets	$264,598	$247,751

The accompanying notes are an integral part of the consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY	2011	2010

Liabilities:
Deposits:
Noninterest-bearing	$37,850	$33,805
Interest-bearing	185,863	178,280
Total deposits	223,713	212,085
Accrued interest payable	264	311
Stock escrow liability	—	10,230
Other liabilities	1,591	1,015
Total liabilities	225,568	223,641

Commitments and contingent liabilities

Stockholders' equity:

Preferred stock-$.01 par value; authorized 10,000,000 shares; none issued-no rights/preferences set by board	—	—
Common stock-$.01 par value; authorized 40,000,000 shares-2011 and 4,000,000-2010; 2,420,231 shares issued and outstanding-2011 and 2,379,205 shares-2010	24	15
Additional paid-in capital	29,922	16,575
Retained earnings	9,560	9,256
Accumulated other comprehensive income	394	267

Unearned common stock held by Recognition Retention Plan (RRP) (34,476 shares-2011 and 10,628 shares-2010)	(319)	(60)

Unallocated common stock held by ESOP (57,546shares-2011 and 13,691 shares-2010 unreleased)	(551)	(95)
Treasury stock-at cost (-0- shares-2011 and 89,434 shares-2010)	—	(1,848)
Total stockholders' equity (1)	39,030	24,110
(Substantially restricted)

Total liabilities and stockholders' equity	$264,598	$247,751

(1)	Prior period shares issued and outstanding figures were adjusted for comparability using the conversion ratio of 1.7427 due to completion of second step offering on January 4, 2011.

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(in thousands, except per share)

	2011	2010
Interest and dividend income:
Loans, including fees	$7,998	$7,752
Investments-taxable:
Securities	522	764
Mortgage-backed securities	586	362
Other	91	64
Total interest and dividend income	9,197	8,942

Interest expense:
Interest-bearing demand deposits and savings	287	448
Certificates of deposit	1,222	1,396
Total interest expense	1,509	1,844
Net interest income	7,688	7,098

Provision for loan losses-Note 3	370	370

Net interest income after provision for loan losses	7,318	6,728

Other operating income:
Customer service fees	888	741
Gain on sale of assets	212	5
Other income	80	49
Total other operating income	1,180	795

Other operating expenses:
Salaries and benefits	2,450	2,245
Office occupancy expense	835	718
Professional fees and supervisory examinations	255	186
FDIC insurance premium	271	301
Computer department expenses	170	153
Other general and administrative expenses	548	507
Total other operating expenses	4,529	4,110

Income before income taxes	3,969	3,413

Income tax expense	1,350	1,160

Net income	$2,619	$2,253

Earnings per share (EPS)-basic	$1.13	$.96
Diluted EPS	$1.05	$.91

The accompanying notes are an integral part of the consolidated financial statements.

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(in thousands, except per share)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned RRP	Unearned ESOP	Treasury Stock	Total

Balance January 1, 2010	$15	$16,572	$7,314	$82	$(78)	$(155)	$(1,848)	$21,902

Net Income	—	—	2,253	—	—	—	—	2,253
Change in net unrealized gain on securities available for sale, net taxes and reclassification adjustment of $95	—	—	—	185	—	—	—	185
Total Comprehensive income								2,438

Dividends (0.55 per share)	—	—	(311)	—	—	—	—	(311)
Amortization of awards under RRP-net of release of RRP/ESOP	—	3	—	—	18	60	—	81

Balance December 31, 2010	15	16,575	9,256	267	(60)	(95)	(1,848)	24,110

Net Income	—	—	2,619	—	—	—	—	2,619
Change in net unrealized gain on securities available for sale, net of taxes and reclassification adjustment of $66	—	—	—	127	—	—	—	127
Total Comprehensive income								2,746

Issuance of Common Stock, net of $920 conversion cost	9	13,014	—	—	—	(557)	—	12,466
Exercise of stock options	—	362	—	—	—	—	—	362
Dividends (.20 per share)	—	—	(467)	—	—	—	—	(467)
Amortization of awards under RRP-net of release of RRP/SOP/ESOP	—	(29)	—	—	68	18	—	57
Unearned RRP/ESOP	—	—	—	—	30	83	—	113
Purchase of shares for RRP	—	—	—	—	(357)	—	—	(357)

Treasury stock retired	—	—	(1,848)	—	—	—	1,848	—

Balance December 31, 2011	$24	$29,922	$9,560	$394	$(319)	$(551)	—	$39,030

The accompanying notes are an integral part of the consolidated financial statements.

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(in thousands)

	2011	2010
Cash flows from operating activities:
Net income	$2,619	$2,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	280	302
Provision for loan losses	370	370
Deferred income taxes	—	(96)
RRP and other expenses	169	80
Net amortization (accretion) of securities	535	(1,450)
Gain on sale of assets	(178)	(5)
Decrease in prepaid expenses and accrued income	1,233	97
Increase in dividends payable and other liabilities	118	134
Net cash provided by operating activities	5,146	1,685

Cash flows from investing activities:
Activity in available for sale securities:
Sales, maturities and paydowns	39,844	16,841
Purchases	(50,524)	(26,910)
Activity in held to maturity securities:
Sales, maturities and paydowns	136	28
Net increase in loans	(4,644)	(10,496)
Purchases of premises and equipment-net	(147)	(13)
Proceeds from sale of other assets	11	120
Proceeds-sale of land	—	176
Net cash (used) by investing activities	(15,324)	(20,254)

Cash flows from financing activities:
Net increase in deposits	11,628	24,319
Dividends paid	(467)	(311)
Proceeds from stock options exercised	362	—
Purchase of shares for RRP	(357)	—
Deposit/proceeds from stock offering – net	2,717	9,749
Net cash provided by financing activities	13,883	33,757

Net increase in cash and cash equivalents	3,705	15,188

Cash and cash equivalents at January 1	48,702	33,514

Cash and cash equivalents at December 31	$52,407	$48,702

The accompanying notes are an integral part of the consolidated financial statements.

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(in thousands)

	2011	2010

Supplemental disclosures:
Interest paid on deposits and borrowed funds	$1,566	$1,898

Income taxes paid	$508	$1,233

Noncash investing and financing activities:
Transfer of loans to real estate owned	$209	$621

Increase in unrealized gain on securities available for sale	$193	$280

MINDEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

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

On December 11, 2001, the Board of Directors of Minden Building and Loan Association, a Louisiana chartered building and loan association, which changed its name to MBL Bank in 2007, adopted a plan of reorganization pursuant to which the Association converted to stock form and became the wholly-owned subsidiary of Minden Bancorp, Inc., a federally chartered corporation (“old Minden”). In connection with the reorganization, the Company became a majority owned (58.6%) subsidiary of Minden Mutual Holding Company. On January 4, 2011, the “second-step” conversion of the Bank from the mutual holding company structure to the stock holding company structure pursuant to a Plan of Conversion and Reorganization adopted in September 2010 was completed. Upon completion of the conversion and reorganization, the Company, a newly formed Louisiana corporation, became the holding company for the Bank and owns all of the issued and outstanding shares of the Bank’s common stock. In connection with the conversion and reorganization, 1,394,316 shares of common stock, par value $0.01 per share, of the Company were sold in subscription and community offerings to certain depositors of the Bank and other investors for $10.00 per share, or $13.9 million in the aggregate, and 984,889 shares of common stock were issued in exchange for the outstanding shares of common stock of old Minden held by the “public” shareholders of old Minden (all shareholders except Minden Mutual Holding Company). Each share of common stock of old Minden was converted into the right to receive 1.7427 shares of common stock of new Minden Bancorp in the conversion and reorganization. Total shares outstanding of common stock of the Company immediately after the conversion and reorganization were 2,379,205. In addition, the Company’s employee stock ownership plan purchased in the offering 55,772 shares of common stock of the Company with proceeds of a loan from the Company. See Note 19 for more information.

Basis of Presentation. In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of December 31, 2011. In preparing these financial statements, the Company evaluated subsequent events through the date these financial statements were issued.

1.              Summary of Significant Accounting Policies (Continued)

Use of Estimates. In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of foreclosed real estate, deferred tax assets and available for sale securities.

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

Cash and Cash Equivalents. For purposes of the statements of cash flows, cash and cash equivalents include cash and balances due from banks, deposits and cash requested to be maintained at the Federal Reserve Bank, federal funds sold and interest-bearing deposits at other banks.

Interest-Bearing Deposits in Banks. Interest-bearing deposits in banks are carried at cost.

Investment Securities. Management determines the appropriate classification of securities at the time of purchase. If management has the positive intent and ability to hold investments in bonds, notes, and debentures until maturity, they are classified as held to maturity and carried at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the effective interest method over the period to maturity. Securities to be held for indefinite periods of time yet not intended to be held to maturity or on a long-term basis are classified as securities available for sale and carried at fair value. Unrealized gains and losses on securities available for sale which have been reported as direct increases or decreases in stockholders' equity, net of related deferred tax effects, are accounted for as other comprehensive income. The cumulative changes in unrealized gains and losses on such securities are accounted for in accumulated other comprehensive income as part of stockholders' equity. Gains and losses on the sale of securities available for sale are determined using the specific-identification method. Other-than-temporary impairments of debt securities is based upon the guidance as follows (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

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

1.              Summary of Significant Accounting Policies (Continued)

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

1.              Summary of Significant Accounting Policies (Continued)

Premises and Equipment. Premises and equipment are stated at cost less accumulated depreciation. The Bank records depreciation on property and equipment using accelerated and straight-line methods with lives ranging from 5 to 15 years on furniture, fixtures and equipment and to 40 years on the buildings.

Income Taxes. The Company files a consolidated federal income tax return with its subsidiary. Income taxes and benefits are generally allocated based on the subsidiary's contribution to the total federal tax liability. Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities. Current recognition is given to changes in tax rates and laws.

Advertising Costs. Advertising costs are expensed as incurred. Such costs (in thousands) amounted to approximately $35 and $45 for the year ended December 31, 2011 and 2010, respectively, and are included in other operating expense.

Stock compensation. The cost of employee services received in exchange for stock options and stock grants (RRP) is measured using the fair value of the award on the grant date and is recognized over the service period, which is usually the vesting period.

Treasury stock. Common stock shares repurchased are recorded as treasury stock at cost.

Earnings per share. Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. The earnings per share as of December 31, 2010 were adjusted for the 2011second-step stock conversion. Diluted earnings per share reflects additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company related solely to outstanding stock options and are determined using the treasury stock method.

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

2.               Investment Securities

There were no securities held-to-maturity at December 31, 2011. Securities held-to-maturity (in thousands) consisted of the following at December 31, 2010:

	2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
GNMA	$25	$—	$—	$25
FNMA	106	1	—	107
FHLMC	8	—	—	8
	$139	$1	$—	$140

Securities available-for-sale (in thousands) consist of the following:

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipals	$868	$18	$—	$886
Agency Bonds	24,887	252	—	25,139
CMO	1,828	16	—	1,844
FNMA pools	31,504	223	38	31,689
FHLMC pools	10,732	155	30	10,857
GNMA pools	2,539	1	—	2,540
	$72,358	$665	$68	$72,955

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset Management Funds (AMF)	$6,795	$121	$—	$6,916
FHLMC Voting Common Stock	11	—	7	4
Municipals	230	4	—	234
Agency Bonds	35,118	216	110	35,224
CMO	2,027	—	20	2,007
FNMA pools	9,683	77	49	9,711
FHLMC pools	1,870	48	2	1,916
GNMA pools	6,299	125	—	6,424
	$62,033	$591	$188	$62,436

2.               Investment Securities (Continued)

The amortized cost and estimated fair value (in thousands) of investment securities at December 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

One year or less	$6,005	$6,023	$—	$—
After 1 year thru 5 years	19,566	19,818	—	—
After 5 years thru 10 years	35,522	35,831	—	—
After 10 years	11,265	11,283	—	—
	$72,358	$72,955	$—	$—

At December 31, 2011, investment securities with a financial statement carrying amount (in thousands) of $49,611 were pledged to secure public and private deposits. A gain of (in thousands) $177 and $15 was recognized on sale of investments in 2011 and 2010. Maturities and calls are detailed on the statement of cash flows.

Information pertaining to securities with gross unrealized losses (in thousands) at December 31, 2011 and 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2011:
Federal agencies	$—	$—	$—	$—	$—	$—
FHLMC stock		—	—	—	—	—
Mortgage backed securities	15,613	68	—	—	15,613	68
	$15,613	$68	$—	$—	$15,613	$68

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2010:
Federal agencies	$12,720	$110	$—	$—	$12,720	$110
FHLMC stock	3	7	—	—	3	7
Mortgage backed securities	5,283	67	423	5	5,706	71
	$18,006	$184	$423	$5	$18,429	$188

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

3.              Loans and Allowance for Loan Losses

The composition of the Company’s loan portfolio (in thousands) at December 31, 2011 and 2010 consisted of the following:

	2011	2010

Conventional mortgage loans:
Secured by one-to-four-family residences	$54,923	$56,281
Commercial real estate	34,162	27,131
Commercial, other than real estate	13,063	12,177
Land	13,750	11,473
Consumer loans (including overdrafts of $40 and $44)	10,427	12,156
Loans secured by deposits	4,162	6,300
Construction loans	4,110	4,464
	134,597	129,982
Less: Allowance for loan losses	(1,625)	(1,286)
Unfunded construction loan commitments	(1,518)	(1,506)

Loans, net	$131,454	$127,190

Changes in the allowance for loan losses (in thousands) are summarized as follows:

	2011	2010

Balance, beginning of period	$1,286	$1,001
Provision for loan losses	370	370
Recoveries	7	37
Loans charged off	(38)	(122)
Balance, end of period	$1,625	$1,286

3.              Loans and Allowance for Loan Losses (Continued)

The following tables detail the balance in the allowance for loan losses (in thousands) by portfolio segment at December 31, 2011:

	Balance			Provision	Balance
	January 1,	Charge-		for Loan	December
	2011	offs	Recoveries	Losses	31, 2011

Loans secured by real estate:
Secured by 1-4 family residential properties	$188	$2	$—	$136	$322
Secured by nonfarm, nonresidential properties	506	—	—	186	692
Commercial and industrial loans	223	—	—	10	233
Consumer loans	369	36	7	38	378
Other loans	—	—	—	—	—
Total	$1,286	$38	$7	$370	$1,625

	Allowance for Loan Losses
	Disaggregated by Impairment Method
	Individually	Collectively	Total

Loans secured by real estate:
Secured by 1-4 family residential properties	$23	$299	$322
Secured by nonfarm, nonresidential properties	—	692	692
Commercial and industrial loans	4	229	233
Consumer loans	8	370	378
Other loans	—	—	—
	$35	$1,590	$1,625

The following table summarizes information (dollars in thousands) relative to loan modifications determined to be troubled debt restructurings. As of December 31, 2011, all the troubled debt restructurings are included in impaired loans.

Troubled Debt Restructurings

	December 31, 2011
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of Contracts	Recorded Investment	Recorded Investment

1-4 family residential	5	$225	$225
Nonfarm, nonresidential	2	707	707
Total real estate loans	7	932	932
Commercial and industrial	1	19	19
Consumer loans	7	60	60
Total loans	15	$1,011	$1,011

There have been no subsequent defaults of troubled debt restructurings.

Restructured loans (loans which had been renegotiated at below-market interest rates or for which other concessions were granted, but are accruing interest) were $703,000 at December 31, 2011.

3.              Loans and Allowance for Loan Losses (Continued)

The following tables detail loans individually and collectively evaluated for impairment (in thousands) at December 31, 2011:

	Loans Evaluated for Impairment
	Individually	Collectively	Total
Loans secured by real estate:
Secured by 1-4 family residential properties	$353	$56,914	$57,267
Secured by nonfarm, nonresidential properties	707	47,453	48,160
Commercial and industrial loans	19	13,044	13,063
Consumer loans	99	10,328	10,427
Loans secured by deposits	—	4,162	4,162
Total	$1,178	$131,901	$133,079

	Impaired Loans
	For the Year Ended December 31, 2011
		Unpaid		Interest
	Recorded	Principal	Related	Income
	Investment	Balance	Allowance	Recognized

With no related allowance recorded:
Secured by 1-4 family residential properties	$137	$137	$—	$4
Secured by nonfarm, nonresidential properties	707	707	—	44
Commercial and industrial loans	—	—	—	—
Consumer loans	60	60	—	2
Loans secured by deposits	—	—	—	—

With an allowance recorded:
Secured by 1-4 family residential properties	216	216	23	14
Secured by nonfarm, nonresidential properties	—	—	—	—
Commercial and industrial loans	19	19	4	2
Consumer loans	39	39	8	2
Loans secured by deposits	—	—	—	—

Total:
Secured by 1-4 family residential properties	$353	$353	$23	$18
Secured by nonfarm, nonresidential properties	707	707	—	44
Commercial and industrial loans	19	19	4	2
Consumer loans	99	99	8	4
Loans secured by deposits	—	—	—	—

The average recorded investment on the impaired loans for the year was $1.1 million.

Total non-accrual loans (in thousands) at December 31, 2011 and December 31, 2010 were $338 and $467, respectively. Interest income (in thousands) of approximately $23 and $33 would have been recognized for the period ended December 31, 2011 and December 31, 2010, respectively, had the loans not been on non-accrual.

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

Special Mention – Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

Substandard – Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful – Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

The table below illustrates the carrying amount (in thousands) of loans by credit quality indicator at December 31, 2011:

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Loans secured by real estate:
Secured by 1-4 family residential properties	$55,384	$1,201	$682	$—	$—	$57,267
Secured by nonfarm, nonresidential properties	46,918	1,242	—	—	—	48,160
Commercial and industrial loans	13,044	—	19	—	—	13,063
Consumer loans	10,095	204	128	—	—	10,427
Loans secured by deposits	4,162	—	—	—	—	4,162
Total	$129,603	$2,647	$829	$—	$—	$133,079

A summary of current, past due and nonaccrual loans (in thousands) at December 31, 2011 was as follows:

	Past Due	Past Due Over 90 Days		Total
	30-89	and	Non-	Past		Total
	Days	Accruing	Accruing	Due	Current	Loans

Loans secured by real estate:
Secured by 1-4 family residential properties	$913	$87	$227	$1,227	$56,040	$57,267
Secured by nonfarm, nonresidential properties	929	—	4	933	47,227	48,160
Commercial and industrial loans	51	—	19	70	12,993	13,063
Consumer loans	281	1	88	370	10,057	10,427
Loans secured by deposits	—	—	—	—	4,162	4,162
Total	$2,174	$88	$338	$2,600	$130,479	$133,079

3.              Loans and Allowance for Loan Losses (Continued)

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

4.              Accrued Interest Receivable

Accrued interest receivable (in thousands) at December 31, 2011 and 2010, consists of the following:

	2011	2010

Loans	$485	$575
Mortgage-backed securities	128	51
Investment securities and other	102	178
Total accrued interest receivable	$715	$804

5.              Premises and Equipment

Premises and equipment (in thousands) are summarized as follows:

	2011	2010

Land and buildings	$5,683	$5,683
Furniture, fixtures and equipment	1,319	1,566
Total	7,002	7,249
Less-accumulated depreciation	(1,720)	(1,698)
Construction in progress	136	—
Net premises and equipment	$5,418	$5,551

6.              Other Assets

Other assets (in thousands) consist of the following:

	2011	2010
Cash value of life insurance	$616	$566
Prepaid expenses	571	808
Deferred income taxes	—	614
Conversion cost/other	2	482
	$1,189	$2,470

The deferred tax asset noted above is primarily related to the timing difference in the impairment charge incurred on investments in 2010.

7.              Deposits

Deposits (in thousands) as of December 31, 2011 and 2010 are summarized as follows:

	2011	2010

Demand deposit accounts (including official checks of $621 in 2011 and $346 in 2010)	$124,437	$119,083
Passbook savings	14,415	13,500
Certificates of deposit:
0.00% – 0.99%	13,089	104
1.00% – 1.99%	70,712	72,329
2.00% – 2.99%	1,060	6,282
3.00% – 3.99%	—	451
4.00% – 4.99%	—	336
Total certificates of deposit	84,861	79,502

Total deposits	$223,713	$212,085

Scheduled maturities of certificates of deposit (in thousands) at December 31, 2011 are as follows:

	2012	2013	2014	Total

0.00% – 0.99%	$13,063	$26	$—	$13,089
1.00% – 1.99%	53,044	9,763	7,905	70,712
2.00% – 2.99%	138	922	—	1,060
	$66,245	$10,711	$7,905	$84,861

Included in deposits (in thousands) at December 31, 2011 and 2010 are $42,128 and $35,675, respectively, of certificates of deposit (CD) in denominations of $100,000 or more. Deposit insurance coverage has been increased by regulation to cover deposits up to $250,000 and unlimited coverage for non-interest bearing accounts.

8.              Federal Income Taxes

Federal income tax expense (in thousands, except %) applicable to net income for the periods ended December 31, 2011 and 2010 was as follows:

	December 31
	2011	2010
	(in thousands)

Federal income taxes:
Current	$542	$1,256
Deferred	808	(96)
Income tax expense	$1,350	$1,160

8.                Federal Income Taxes (Continued)

The reconciliation of the effective income tax rate to the federal statutory rate is as follows for the years ended December 31:

	December 31
	2011	2010

Statutory federal income tax rate	34%	34%

Effective income tax rate	34%	34%

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of our deferred tax liability are as follows at December 31, 2011 and 2010:

	December 31
	2011	2010
	(in thousands)
Deferred tax assets (liabilities):
Allowance for loan losses and credit losses	$112	$107
Impairment charge	—	959
Deferred compensation/stock options/incentive plans	116	118
Basis difference in premises and equipment	(436)	(433)
Basis difference on investments	(203)	(137)
Net deferred tax liability	$(411)	$614

In computing federal taxes on income under provisions of the Internal Revenue Code in years past, earnings appropriated by savings associations to general reserves were deductible in arriving at taxable income if certain conditions were met. Retained earnings appropriated to federal insurance reserve at December 31, 2011 and 2010, includes appropriations of net income (in thousands) of prior years of $1,456, for which no provision for federal income taxes has been made. If this portion of the reserve is used for any purpose other than to absorb losses, a tax liability will be imposed upon the Company at the then current federal income tax rate.

The Company, as required under GAAP, reviewed its various tax positions taken or expected to be taken in its tax return and has determined it does not have unrecognized tax benefits. The Company does not expect that position to change significantly over the next twelve months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2011, the Company has not accrued interest or penalties related to uncertain tax positions.

The Company files a U.S. federal income tax return. The Company’s federal income tax returns for the tax years 2008 and beyond remain subject to examination by the IRS. No significant state income taxes are applicable to the Company.

9.              Federal Home Loan Bank Advances

Federal Home Loan Bank (FHLB) advances represent short-term, fixed-rate borrowings from the Federal Home Loan Bank of Dallas. The Bank has borrowed advances for periods from overnight to four and one-half months. Interest rates paid on the advances vary by term and are set by the Federal Home Loan Bank. There were no advances outstanding at December 31, 2011 and 2010.

The Bank has an available line of credit (in thousands) with the FHLB of $82,758 at December 31, 2011 with $82,758 available for use.

10.            Pension/ESOP Plan

In 2001, the Bank adopted a 401(k) retirement plan covering all employees based upon a year of service. The Bank contributes up to a 6% match of the employees' contribution based upon Board approval. Plan contributions (in thousands) for 2011 and 2010 were $80 and $68, respectively.

The Company established an ESOP and loaned the ESOP $524 (in thousands) in July 2002 to purchase 52,371 pre-conversion shares of common stock, which amounted to 3.8% of the outstanding shares at such date. The remaining balance (in thousands) due of $32 plus interest is payable (in thousands) by June 30, 2012. The quarterly payments (in thousands) are $17 and annually aggregate $66. Additionally the ESOP was extended a loan in 2011 in the amount of (in thousands) $557, to purchase 55,772 shares of common stock in the second-step conversion. (See Note 19). The remaining balance (in thousands) due of $537 at $38 (in thousands) per year including interest is payable over approximately twenty years. The Bank made contributions to the ESOP to enable it to make the note payments (in thousands) of $104 and $66, respectively, during the years ended December 31, 2011 and 2010, respectively, which is included in salaries and benefits on the income statement. As the notes are paid, the shares will be released and allocated to the participants of the ESOP. The market value of the unreleased ESOP shares (57,546) at December 31, 2011 was approximately $863 (in thousands).

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below, in thousands) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2011, that the Bank met all capital adequacy requirements to which it is subject.

11.            Retained Earnings and Regulatory Capital (Continued)

As of December 31, 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table (amounts in thousands). The Bank's actual capital amounts (in thousands) and ratios are also presented in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

						To Be Well
			For Capital			Capitalized Under
			Adequacy			Prompt Corrective
	Actual		Purposes:			Action Provisions:
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of December 31, 2011
Total capital (to Risk Weighted Assets)	$34,055	27.26%	>$	9,994	>8.0%	>$	12,492	>10.0%
Core (Tier I) Capital (to Risk Weighted Assets)	$32,493	26.01%		N/A	N/A	>$	7,495	>6.0%
Core (Tier I) Capital (to Total Assets)	$32,493	12.31%	>$	10,560	>4.0%	>$	13,200	>5.0%
Tangible Capital (to Total Assets)	$32,493	12.31%	>$	3,960	>1.5%		N/A	N/A

As of December 31, 2010
Total capital (to Risk Weighted Assets)	$24,480	20.26%	>$	9,666	>8.0%	>$	12,083	>10.0%
Core (Tier I) Capital (to Risk Weighted Assets)	$23,143	19.15%		N/A	N/A	>$	7,250	>6.0%
Core (Tier I) Capital (to Total Assets)	$23,143	9.37%	>$	7,410	>4.0%	>$	12,350	>5.0%
Tangible Capital (to Total Assets)	$23,143	9.37%	>$	3,705	>1.5%		N/A	N/A

Capital for the Company is not significantly different than the amounts reflected above for the Bank. The following is a reconciliation of the Bank’s equity under GAAP to regulatory capital at the dates indicated (in thousands):

	2011	2010

GAAP equity	$32,887	$23,410
Allowance for loan losses/other	1,168	1,070
Total capital	$34,055	$24,480

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

Loans receivable: For variable-rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one-to-four family residential), and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

12.            Fair Value of Financial Instruments (Continued)

Off-balance-sheet instruments: Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. Fair values for off-balance sheet commitments to extend credit approximate their carrying value.

The estimated fair values (in thousands), and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$52,407	$52,407	$48,702	$48,702
Securities available for sale	72,955	72,955	62,436	62,436
Securities held to maturity	—	—	139	140
FNBB & FHLB stock	450	450	449	449
Loans, net	131,454	131,046	127,190	126,795
Accrued interest receivable	715	715	804	804

Financial liabilities:
Deposits	223,713	223,914	212,085	212,276
Accrued interest payable	264	264	311	311

Off-balance sheet credit related to financial instruments:
Commitments to extend credit	14,401	14,401	16,741	16,741

Off-balance sheet derivative financial instruments: None

The Company adopted FASB Accounting Standards Topic 820, “Fair Value Measurements” (Topic 820), as of January 1, 2008. Topic 820 requires disclosures that stratify balance sheet amounts measured at fair value based on the inputs used to derive fair value measurements. These strata included:

•	Level 1 valuations, where the valuation is based on quoted market prices for identical assets or liabilities traded in active markets (which include exchanges and over-the-counter markets with sufficient volume),

•	Level 2 valuations, where the valuation is based on quoted market prices for similar instruments traded in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market, and

•	Level 3 valuations, where the valuation is generated from model-based techniques that use significant assumptions not observable in the market, but observable based on the Company’s-specific data. These unobservable assumptions reflect the Company’s own estimates for assumptions that market participants would use in pricing the asset or liability. Valuation techniques typically include option pricing models, discounted cash flow models and similar techniques, but may also include the use of market prices of assets or liabilities that are not directly comparable to the subject asset or liability.

12.            Fair Value of Financial Instruments (Continued)

Fair values of assets and liabilities (in thousands) measured on a recurring basis at December 31, 2011 and 2010 are as follows:

	Level 1	Level 2	Level 3	Fair Value

December 31, 2011:
Securities available for sale	$—	$72,955	$—	$72,955

	Level 1	Level 2	Level 3	Fair Value

December 31, 2010:
Securities available for sale	$—	$62,436	$—	$62,436

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

14.            Stock Based Benefit Plans

In 2003 and 2011 the Company established recognition and retention plan and trust agreements (“the 2003 RRP” and “the 2011 RRP”), which are stock-based incentive plans. Shares subject to awards under the agreements vest at the rate of 20% per year.

The Company authorized 45,634 (26,186 pre-conversion) shares of the Company’s common stock to be awarded under the agreement and purchased the shares in the open market to fund the 2003 RRP plan. As of December 31, 2011 and December 31, 2010, awards covering 43,742 shares had been made. Shares vested and issued during the years ended December 31, 2011 and 2010 were 2,281 and 2,281, respectively.

On July 12, 2011 the Company authorized 49,534 shares of the Company’s common stock to be awarded under the 2011 RRP agreement. Shares to fund the awards under the agreement will be purchased in the open market. As of December 31, 2011, 26,129 shares had been purchased at a cost of $357,285. Awards totaling 39,337 shares were made during the year ended December 31, 2011. Initial vesting of shares under this agreement will be on July 12, 2012.

Expense for the 2003 RRP and 2011 RRP is being amortized over a 60-month period and is based upon the market value of the Company’s stock as of the date of the awards which was $11.96 with respect to the 2008 awards and $6.31 and $12.00 for the 2009 and 2011 awards, respectively. All awards prior to 2007 have been fully amortized. Total compensation under the 2003 RRP and 2011 RRP agreements for the years ended December 31, 2011 and 2010 was $68,000 and $21,000, respectively, and is included in salaries and benefits.

The Company established the 2003 Stock Option Plan (“the 2003 Option Plan”) and the 2011 Stock Option Plan (“the 2011 Option Plan”) under which 114,084 (65,464 pre-conversion) and 123,836 shares of Company stock, respectively, are reserved for the grant of stock options to directors, officers and employees. The Plans provide for vesting of options granted to participants at 20% per year and the options expire in ten years. The exercise price of the options is equal to the fair market value of the common stock on the grant date. As of December 31, 2011, options covering 163,924 shares were outstanding and had an average exercise price of $10.52. Options totaling 50,343 shares were vested and exercisable at December 31, 2011 with an average exercise price of $8.59.

14.            Stock Based Benefit Plans (Continued)

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

The Company's Stock Benefits Administration Committee of the Board of Directors oversees the RRP and Option Plans.

A summary of the status of the Company’s stock options under the 2003 and 2011 Option Plans is presented below:

	Total Options
	Number of Shares	Average Exercise Price	Average Intrinsic Value

Outstanding-December 31, 2007	82,046	$8.82
Granted	4,888	$11.96
Outstanding-December 31, 2008	86,934	$9.00
Granted	20,867	$6.31
Outstanding-December 31, 2010 and 2009	107,801	$8.65
Granted	99,108	$12.00
Forfeited and exercised	(42,985)
Outstanding-December 31, 2011	163,924	$10.52	$734,380
Options exercisable at period end	50,343		$225,537

14.            Stock Based Benefit Plans (Continued)

Information pertaining to options outstanding at December 31, 2011 is as follows:

	Options Outstanding
		Weighted
		Average	Weighted
		Remaining	Average
Range of	Number	Contractual	Exercise
Exercise Prices	Outstanding	Life	Price

$5.00-$7.50	20,867	7 years	$6.31
$7.51 - $10.00	39,061	2 years	$8.82
$10.01 and above	103,996	10 years	$12.00

Outstanding at end of period	163,924	7.7 years	$10.52

As of December 31, 2011, there were options covering 50,343 shares exercisable at a weighted average price of $8.59. The exercise prices of those options were between $6.31 and $12.00.

		Weighted
	Number of	Grant Date
	Shares	Fair Value

Non-vested options, December 31, 2010	19,622	$7.15
Vested	(5,149)	$7.38
Granted July 12, 2011	99,108	$12.00
Non-vested options, December 31, 2011	113,581	$11.37

15.            Supplemental Retirement Benefit Agreement

The Bank has entered into supplemental retirement benefit agreements with three key executives. The Agreement provides for monthly retirement benefits in the amount of $5,000 per month for ten to fifteen years from the date they retire for the executive group as a whole. As of December 31, 2011 and 2010, a liability (in thousands) of $342 and $347, respectively, was accrued in accordance with the expected future liability as determined by the Agreements.

16.            Earnings Per Share (EPS)

EPS is calculated based on average weighted common shares outstanding less ESOP and RRP shares not released and less treasury stock. The number of shares used in the EPS computation at December 31, 2011 was 2,322,700 and at December 31, 2010 was 2,344,040.

Basic and diluted earnings per share for the 2010 period have been adjusted to take into account the conversion of MBL Bank from the mutual holding company structure to the stock holding company structure (See Note 19).

  17.            Related Party Transactions

In the ordinary course of business, MBL Bank makes loans to directors, executive officers, principal shareholders, and other entities in which these individuals have 10% or more beneficial ownership. Annual activity consisted of the following:

	2011	2010
	(in thousands)
Balance-beginning of period	$1,830	$2,054
New loans	3,466	5,281
Principal repayments	(3,356)	(5,505)
Balance-end of period	$1,940	$1,830

Deposits (in thousands) from related parties held by MBL Bank at December 31, 2011 and 2010 amounted to $2,563 and $2,284, respectively.

18.            Commitments and Contingencies

In the ordinary course of business, the Bank has outstanding commitments on which management does not anticipate losses. They include, among other things, commitments to extend credit and letters of credit undertaken in the normal course of business. As of December 31, 2011 and 2010, the Bank had (in thousands) $14,401 and $16,741, respectively, of loan commitments and lines of credit outstanding, including loans in process. Loan commitments totaled (in thousands) $4,181 with $3,401 being variable rate and $780 being fixed. Rates on the fixed commitments range from 6.25% to 7.00%. The variable commitments are primarily at 1.25% above Wall Street Journal prime.

When entered into, these commitments represent off-balance sheet risk to the Bank, with the contractual notional amount representing the Bank's exposure to credit loss in the event of nonperformance by the other party to the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. They generally have fixed expiration dates and require payment of a fee. Since many commitments are expected to expire without being drawn upon, the total commitments do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis, and obtains an amount of collateral it deems sufficient.

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

19.            Plan of Conversion (Continued)

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

20.            Condensed Financial Statements of Parent Company

Financial information pertaining to Minden Bancorp, Inc. is as follows (in thousands):

Balance Sheets	2011	2010

Assets

Cash	$6,103	$10,443
Investment in subsidiaries	32,887	23,410
Other assets	52	487

Total assets	$39,042	$34,340

Liabilities and Stockholders’ Equity

Other liabilities	12	10,230
Stockholders’ equity-net	39,030	24,110

Total liabilities and stockholders’ equity	$39,042	$34,340

Income Statements

Income	$21	$6
Expenses	162	35
	(141)	(29)
Equity in earnings of subsidiary	2,712	2,272

Income before income taxes	2,571	2,243

Income tax expense (benefit)	(48)	(10)

Net income	$2,619	$2,253

Cash Flow Statements

Cash flows from operating activities:
Net income	$2,619	$2,253
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of subsidiaries	(2712)	(2,272)
Other	47	61
Net cash provided (used) by operating activities	(46)	42

Cash flows from financing activities:
Dividends paid	(467)	(311)
Proceeds from stock offering	3,155	—
Stock escrow	—	10,230
Investment – MBL Bank	(6,550)	—
Other	(432)	(481)
Net cash provided (used) by financing activities	$(4,294)	$9,438

Net increase (decrease) in cash and cash equivalents	(4,340)	9,480

Cash and cash equivalents at beginning of period	$10,443	$963

Cash and cash equivalents at end of period	$6,103	$10,443

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

(a)           Our management evaluated, with the participation of our President and Chief Executive Officer and our Treasurer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011. Based on such evaluation, our President and Chief Executive Officer and our Treasurer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

(b)           Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements and related footnote disclosures in accordance with generally accepted accounting principles that can be relied upon by external users, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

(c)              No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required herein is incorporated by reference from the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2012, which will be filed with the Securities and Exchange Commission on or about April 16, 2012 (“Definitive Proxy Statement”).

The Company has adopted a Code of Conduct and Ethics that applies to its principal executive officer and principal financial officer, as well as other officers and employees of the Company and the Bank. A copy of the Code of Conduct and Ethics is available on the Company’s website at www.mblminden.com.

Item 11. Executive Compensation.

The information required herein is incorporated by reference from the section captioned “Management Compensation” in the Company’s Definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management. Information regarding security ownership of certain beneficial owners and management is incorporated by reference to “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Company’s Definitive Proxy Statement.

Equity Compensation Plan Information. The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees; such as directors) in effect as of December 31, 2011. The amounts reflected have been adjusted to apply the exchange ratio as a result of the second-step conversion.

Plan Category	Number of Shares to be Issued Upon the Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options	Number of Shares Available for Future Issuance (Excluding Shares reflected in First Column)

Equity compensation plans approved by security holders	209,719	(1)	$10.52	38,772	(2)

Equity compensation plans not approved by security holders	—		$—	—

(1) Includes 45,795 shares subject to restricted stock awards which were not vested as of December 31, 2011.

(2) Includes 12,089 shares available for grant as restricted stock awards as of December 31, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required herein is incorporated by reference from the sections captioned “Management Compensation – Related Party Transactions” and “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” in the Company’s Definitive Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required herein is incorporated by reference from the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm (Proposal Two) – Audit Fees” in the Company’s Definitive Proxy Statement.

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

(3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location
3.1	Articles of Incorporation of Minden Bancorp, Inc.	(1)
3.2	Bylaws of Minden Bancorp, Inc.	(1)
4.0	Form of Stock Certificate of Minden Bancorp, Inc.	(1)
10.1	Minden Bancorp, Inc. Amended and Restated 2003 Stock Option Plan	(1)	*
10.2	Minden Bancorp, Inc. Amended and Restated 2003 Recognition and Retention Plan and Trust Agreement	(1)	*
10.3	Amended and Restated Employment Agreement between MBL Bank and Jack E. Byrd, Jr.	(2)	*
10.4	Supplemental Executive Retirement Agreement between MBL Bank and A. David Evans	(1)	*
10.5	Supplemental Executive Retirement Agreement between MBL Bank and Michael P. Burton	(1)	*
10.6	Supplemental Executive Retirement Agreement between MBL Bank and Becky T. Harrell	(1)	*
10.7	Minden Bancorp, Inc. 2011 Stock Option Plan	(3)	*
10.8	Minden Bancorp, Inc. 2011 Recognition and Retention Plan and Trust Agreement	(4)	*
10.9	Employment Agreement between Minden Bancorp, Inc. and Jack E. Byrd, Jr.	(5)	*

No.	Description	Location
23.0	Consent of Heard McElroy & Vestal, LLP	Filed herewith
31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed herewith
31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification	Filed herewith

*	Denotes a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the like-numbered exhibit included in Minden Bancorp, Inc.’s registration statement on Form S-1, filed September 17, 2010, as amended (SEC File No. 333-169458).
(2)	Incorporated by reference from Exhibit 10.1 of Minden Bancorp’s Current Report on Form 8-K, dated January 10, 2012 and filed with the Securities and Exchange Commission on January 13, 2012.
(3)	Incorporated by reference from Appendix A of Minden Bancorp’s definitive proxy statement (Commission File No. 000-54234) filed with the Securities and Exchange Commission on May 27, 2011.
(4)	Incorporated by reference from Appendix B of Minden Bancorp’s definitive proxy statement (Commission File No. 000-54234) filed with the Securities and Exchange Commission on May 27, 2011.
(5)	Incorporated by reference from Exhibit 10.2 of Minden Bancorp’s Current Report on Form 8-K, dated January 10, 2012, filed with the Securities and Exchange Commission on January 13, 2012.

The following Exhibits are being furnished* as part of this report:

No.	Description
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*

*		These interactive data files are being furnished as part of this Annual Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

	(b)	The exhibits listed under (a)(3) of this Item 15 are filed herewith.

	(c)	Reference is made to (a)(2) of this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINDEN BANCORP, INC.

March 30, 2012	By:	/s/ Jack E. Byrd, Jr.
Jack E. Byrd, Jr.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Jack E. Byrd, Jr.	Chairman, President and Chief Executive Officer
Jack E. Byrd, Jr.	(principal executive officer)	March 30, 2012

/s/ Becky T. Harrell	Treasurer and Chief Financial Officer
Becky T. Harrell	(principal financial and accounting officer)	March 30, 2012

/s/ Russell A. Adams
Russell A. Adams	Director	March 30, 2012

/s/ John P. Collins
John P. Collins	Director	March 30, 2012

/s/ A. David Evans
A. David Evans	Director	March 30, 2012

/s/ Michael S. Harper
Michael S. Harper	Director	March 30, 2012

/s/ F. Dare Lott, Jr.
F. Dare Lott, Jr.	Director	March 30, 2012

/s/ Michael W. Wise
Michael W. Wise	Director	March 30, 2012

/s/ R.E. Woodard, III
R.E. Woodard, III	Director	March 30, 2012

