Form 10-Q
period 2012-03-31
MINDEN BANCORP, INC.
filed 2012-05-15
CIK 1501331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

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

☐ Yes   ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 30, 2012, 2,420,231 shares of the Registrant’s common stock were issued and outstanding.

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

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share)

	March 31,	December 31,
A S S E T S	2012	2011
	(Unaudited)

Cash and noninterest-bearing deposits	$2,452	$3,498
Interest-bearing demand deposits	30,531	46,734
Federal funds sold	1,650	2,175
Total cash and cash equivalents	34,633	52,407

Investment securities:
Securities available-for-sale, at estimated market value	80,098	72,955
First National Banker’s Bank stock, at cost	210	210
Federal Home Loan Bank stock, at cost	240	240
Loans, net of allowance for loan losses of $1,648-2012 and $1,625-2011	135,359	131,454
Accrued interest receivable	763	715
Premises and equipment, net	5,406	5,418
Other assets owned	10	10
Prepaid and other assets	1,198	1,198

Total assets	$257,917	$264,598

The accompanying notes are an integral part of the consolidated financial statements.

	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2012	2011
	(Unaudited)

Liabilities:
Deposits:
Noninterest-bearing	$25,762	$37,850
Interest-bearing	190,777	185,863
Total deposits	216,539	223,713
Accrued interest payable	241	264
Other liabilities	1,815	1,591
Total liabilities	218,595	225,568

Commitments and contingent liabilities

Stockholders' equity:
Preferred stock-$.01 par value; authorized 10,000,000 shares; none issued-no rights/preferences set by board	—	—
Common stock-$.01 par value; authorized 40,000,000 shares: 2,420,231 shares issued and outstanding- 2012 and 2011	24	24
Additional paid-in capital	29,922	29,922
Retained earnings	10,065	9,560
Accumulated other comprehensive income	371	394
	40,382	39,900

Unearned common stock held by Recognition and Retention Plan (RRP) (32,586 shares - 2012 and 34,476 shares – 2011)	(540)	(319)

Unallocated common stock held by ESOP (54,567 - shares-2012 and 57,546 shares-2011 unreleased)	(520)	(551

Total stockholders' equity (Substantially restricted)	39,322	39,030

Total liabilities and stockholders’ equity	$257,917	$264,598

The accompanying notes are an integral part of the consolidated financial statements.

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share)

	Three months Ended
	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)
Interest and dividend income:
Loans, including fees	$2,041	$1,936
Investments-taxable:
Securities	72	147
Mortgage-backed securities	220	126
Other	24	28
Total interest income	2,357	2,237

Interest expense:
Interest-bearing demand deposits and savings	65	86
Certificates of deposit	268	331
Total interest expense	333	417

Net interest income	2,024	1,820
Provision for loan losses	30	30

Net interest income after provision for loan losses	1,994	1,790

Noninterest income:
Customer service fees	158	196
Gain on sale of assets	1	178
Other operating income	11	9
Total noninterest income	170	383

Noninterest expense:
Salaries and benefits	660	594
Occupancy expense	190	191
FDIC deposit insurance	35	79
Professional and supervisory fees	62	52
Computer expense	42	42
Other operating expense	126	98
Total noninterest expense	1,115	1,056

Income before income taxes	1,049	1,117
Income tax expense	363	381
Net income	$686	$736

Earnings per share (EPS)-basic	$0.29	$0.31
Diluted EPS	$0.28	$0.30

The accompanying notes are an integral part of the consolidated financial statements.

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(in thousands, except per share)

	Three months Ended
	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)

Consolidated Net Income:	$686	$736

Other Comprehensive Loss Before Tax:
Unrealized losses on securities available for sale:
Unrealized holding losses	(35)	(569)
	(35)	(569)

Income Tax:
Unrealized losses on securities available for sale	(12)	(193)
	(12)	(193)

Other Comprehensive Loss	(23)	(376)

Comprehensive Income	$663	$360

The accompanying notes are an integral part of the consolidated financial statements.

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except per share)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned RRP	Unearned ESOP	Treasury Stock	Total
Balance January 1, 2011	15	16,575	9,256	267	(60)	(95)	(1,848)	24,110
Net Income	—	—	736	—	—	—	—	736
Change in net unrealized gain on securities available for sale, net of taxes and reclassification adjustment of $193	—	—	—	(376)	—	—	—	(376)
Total Comprehensive income								360

Issuance of Common Stock, net of $899 conversion cost	9	13,035	—	—	—	(557)	—	12,487
Exercise of stock options	—	26	—	—	—	—	—	26
Amortization of awards under RRP-net of release of RRP/ESOP	—	5	—	—	—	—	—	5
Unearned RRP/ESOP	—	—	—	—	—	20	—	20
Treasury stock retired	—	—	(1,848)	—	—	—	1,848	—

Balance March 31, 2011	24	29,641	8,144	(109)	(60)	(632)	—	37,008

Balance January 1, 2012	24	29,922	9,560	394	(319)	(551)	—	39,030
Net Income	—	—	686	—	—	—	—	686
Change in net unrealized gain on securities available for sale, net of taxes and reclassification adjustment of $12	—	—	—	(23)	—	—	—	(23)
Total Comprehensive income								663

Dividends (.075 per share)	—	—	(181)	—	—	—	—	(181)
Amortization of awards under RRP-net of release of RRP/ESOP/SOP	—	—	—	—	28	9	—	37
Unearned RRP/ESOP	—	—	—	—	—	22	—	22
Purchase of shares for RRP	—	—	—	—	(249)	—	—	(249)

Balance March 31, 2012	24	29,922	10,065	371	(540)	(520)	—	39,322

The accompanying notes are an integral part of the consolidated financial statements.

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share)

	Three months Ended
	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$686	$736
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	30	30
Depreciation and amortization	66	70
RRP and other expenses	59	25
Net amortization of securities	229	88
Gain on sale of assets	(1)	(178)
Loans held for sale-originated	(1,668)	(384)
Loans held for sale-sold	1,668	384
(Increase) decrease in prepaid expenses and other assets	(55)	644
Increase (decrease) in interest payable and other liabilities	212	(207)
Net cash provided by operating activities	1,226	1,208

Cash flows from investing activities:
Sales, maturities and paydowns of securities available for sale	8,084	19,279
Purchase of securities available for sale	(15,491)	(18,398)
Sales, maturities and paydowns of securities held to maturity	—	136
Net increase in loans	(3,944)	(1,761)
Purchase of premises and equipment, net	(55)	—
Proceeds from sale of other assets	10	11
Net cash used by investing activities	(11,396)	(733)

Cash flows from financing activities:
Net decrease in deposits	(7,174)	(14,016)
Proceeds from stock offering - net of costs	—	12,968
Decrease in stock escrow liability	—	(10,230)
Proceeds from stock options exercised	—	26
Purchase of shares for RRP	(249)
Dividends paid	(181)	—
Net cash used by financing activities	(7,604)	(11,252)

The accompanying notes are an integral part of the consolidated financial statements.

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share)

	Three months Ended
	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)

Net decrease in cash and cash equivalents	(17,774)	(10,777)

Cash and cash equivalents at beginning of period	52,407	48,703

Cash and cash equivalents at end of period	$34,633	$37,926

Supplemental disclosures:
Interest paid on deposits and borrowed funds	$368	$412
Income taxes paid	$—	$—

Noncash investing and financing activities:
Transfer of loans to real estate owned & repossessed assets	$8	$—

Decrease in unrealized gain (loss) on securities available for sale	$(35)	$(569)

The accompanying notes are an integral part of the consolidated financial statements.

MINDEN BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

1.	Summary of Significant Accounting Policies

Minden Bancorp, Inc. is a savings and loan holding company (the “Company”) established in 2001. MBL Bank (the “Bank”) is the wholly-owned subsidiary of the Company. The Company's significant assets and business activity are its investments in the Bank. All intercompany transactions have been eliminated in consolidation of Minden Bancorp, Inc. and MBL Bank. The Bank accepts customer demand, savings, and time deposits and provides residential mortgages, commercial mortgages, and consumer and business loans to customers. The Bank is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

Basis of Presentation. These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the results to be obtained for the full fiscal year ended December 31, 2012.

1.	Summary of Significant Accounting Policies (Continued)

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of March 31, 2012. In preparing these financial statements, the Company evaluated subsequent events through the date these financial statements were issued.

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

Advertising Costs. Advertising costs are expensed as incurred. Such costs amounted to approximately $7,000 and $5,000 for the three months ended March 31, 2012 and 2011, respectively, and are included in other operating expense.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income. ASU 2011-05 requires entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement of comprehensive income or in two separate consecutive statements. The effective date for ASU 2011-05 is for annual and interim periods beginning after December 15, 2011. The Company has adopted ASU 2011-05 with the inclusion of the Consolidated Statements of Other Comprehensive Income on page four.

2.	Investment Securities

There were no securities held-to-maturity at March 31, 2012 and December 31, 2011.

Securities available-for-sale (in thousands) consists of the following:

	March 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Municipals	$1,877	$12	$35	$1,854
Agency Bonds	21,839	224	29	22,034
CMO	1,749	—	10	1,739
FNMA pools	37,401	291	73	37,619
FHLMC pools	14,291	174	13	14,452
GNMA pools	2,378	22	—	2,400
	$79,535	$723	$160	$80,098

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Municipals	$868	$18	$—	$886
Agency Bonds	24,887	252	—	25,139
CMO	1,828	16	—	1,844
FNMA pools	31,504	223	38	31,689
FHLMC pools	10,732	155	30	10,857
GNMA pools	2,539	1	—	2,540
	$72,358	$665	$68	$72,955

The amortized cost and estimated market value of investment securities (in thousands) at March 31, 2012 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

2.	Investment Securities (Continued)

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

One year or less	$4,566	$4,584	$—	$—
After 1 year thru 5 years	71,092	71,688	—	—
After 5 years thru 10 years	2,712	2,664	—	—
After 10 years	1,165	1,162	—	—
	$79,535	$80,098	$—	$—

At March 31, 2012, investment securities with a financial statement carrying amount (in thousands) of $50,719 were pledged to secure public and private deposits. Investment securities were sold during the three months ending March 31, 2011 at a net gain of $178,351. There were no investment securities sold during the three months ending March 31, 2012. Sales, maturities and calls are detailed on the statement of cash flows.

Information pertaining to securities with gross unrealized losses (in thousands) at March 31, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

March 31, 2012:
Municipals	$992	$35	$—	$—	$992	$35
CMO	1,739	10	—	—	1,739	10
Federal agencies	1,971	29	—	—	1,971	29
Mortgage backed securities	15,582	86	—	—	15,582	86
	$20,284	$160	$—	$—	$20,284	$160

December 31, 2011:
Federal agencies	$—	$—	$—	$—	$—	—
Mortgage backed securities	15,613	68	—	—	15,613	68
	$15,613	$68	$—	$—	$15,613	$68

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

The majority of these securities are guaranteed and or backed directly by the U.S. Government or other U.S. government agencies. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

3.	Loans and Allowance for Loan Losses

The composition of the Company’s loan portfolio (in thousands) at March 31, 2012 and December 31, 2011, consisted of the following:

	2012	2011

First mortgage conventional loans:
Secured by one-to-four-family residences	$53,735	$54,923
Commercial real estate	34,850	34,162
Commercial, other than real estate	13,913	13,063
Land	17,250	13,750
Consumer loans (including overdrafts of $23 and $40)	9,750	10,427
Loans secured by deposits	4,203	4,162
Construction loans	5,672	4,110
Total	139,373	134,597

Less: Allowance for loan losses	(1,648)	(1,625)
Unfunded construction loan commitments	(2,366)	(1,518)

Loans, net	$135,359	$131,454

3.	Loans and Allowance for Loan Losses (Continued)

Changes in the allowance for loan losses (in thousands) for the three months ended March 31, 2012 and the year ended December 31, 2011 are summarized as follows:

	2012	2011

Balance, beginning of period	$1,625	$1,286
Provision for loan losses	30	370
Recoveries	7	7
Loans charged off	(14)	(38)
Balance, end of period	$1,648	$1,625

The following tables detail the balance in the allowance for loan losses (in thousands) by portfolio segment at March 31, 2012:

	Balance			Provision	Balance
	January 1,	Charge-		for Loan	March 31,
	2012	offs	Recoveries	Losses	2012

Loans secured by real estate:
Secured by 1-4 family residential properties	$322	$—	$—	$50	$372
Secured by nonfarm, nonresidential properties	692	—	—	(44)	648
Commercial and industrial loans	233	—	—	15	248
Consumer loans	378	14	7	9	380
Other loans	—	—	—	—
Total	$1,625	$14	$7	$30	$1,648

	Allowance for Loan Losses
	Disaggregated by Impairment Method
	Individually	Collectively	Total

Loans secured by real estate:
Secured by 1-4 family residential properties	$156	216	372
Secured by nonfarm, nonresidential properties	—	648	648
Commercial and industrial loans	—	248	248
Consumer loans	9	371	380
Other loans	—	—	—
	$165	$1,483	$1,648

The following table summarizes information (dollars in thousands) relative to loan modifications determined to be troubled debt restructurings. As of March 31, 2012, all the troubled debt restructurings are included in impaired loans.

3.	Loans and Allowance for Loan Losses (Continued)

Troubled Debt Restructurings

	March 31, 2012
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of Contracts	Recorded Investment	Recorded Investment

1-4 family residential	5	$223	$223
Nonfarm, nonresidential	2	709	709
Total real estate loans	7	932	932
Commercial and industrial	1	18	18
Consumer loans	7	56	56
Total loans	15	$1,006	$1,006

There have been no subsequent defaults of troubled debt restructurings.

Restructured loans (loans which had been renegotiated at below-market interest rates or for which other concessions were granted, but are accruing interest) were $706,000 at March 31, 2012.

The following table details loans individually and collectively evaluated for impairment (in thousands) at March 31, 2012:

	Loans Evaluated for Impairment
	Individually	Collectively	Total
Loans secured by real estate:
Secured by 1-4 family residential properties	$623	$55,929	$56,552
Secured by nonfarm, nonresidential properties	709	51,880	52,589
Commercial and industrial loans	18	13,895	13,913
Consumer loans	163	9,587	9,750
Loans secured by deposits	—	4,203	4,203
Total	$1,513	$135,494	$137,007

3.	Loans and Allowance for Loan Losses (Continued)

	Impaired Loans
	For the Three Months Ended March 31, 2012
		Unpaid		Interest
	Recorded	Principal	Related	Income
	Investment	Balance	Allowance	Recognized

With no related allowance recorded:
Secured by 1-4 family residential properties	$147	$147	$—	$1
Secured by nonfarm, nonresidential properties	709	709	—	12
Commercial and industrial loans	18	18	—	—
Consumer loans	124	124	—	1
Loans secured by deposits	—	—	—	—

With an allowance recorded:
Secured by 1-4 family residential properties	476	476	156	—
Secured by nonfarm, nonresidential properties	—	—	—	—
Commercial and industrial loans	—	—	—	—
Consumer loans	39	39	9	—
Loans secured by deposits	—	—	—	—

Total:
Secured by 1-4 family residential properties	$623	$623	$156	$1
Secured by nonfarm, nonresidential properties	709	709	—	12
Commercial and industrial loans	18	18	—	—
Consumer loans	163	163	9	1
Loans secured by deposits	—	—	—	—

The average recorded investment on the impaired loans for the three months ended March 31, 2012 was $43,000.

Total non-accrual loans (in thousands) at March 31, 2012 and December 31, 2011 were $629 and $338, respectively. Interest income (in thousands) of approximately $10 and $10 would have been recognized for the three months ended March 31, 2012 and March 31, 2011, respectively, had the loans not been on non-accrual.

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

3.	Loans and Allowance for Loan Losses (Continued)

 Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

The table below illustrates the carrying amount (in thousands) of loans by credit quality indicator at March 31, 2012:

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Loans secured by real estate:
Secured by 1-4 family residential properties	$53,918	$1,882	$752	$—	$—	$56,552
Secured by nonfarm, nonresidential properties	51,357	1,232	—	—	—	52,589
Commercial and industrial loans	13,913	—	—	—	—	13,913
Consumer loans	9,477	92	181	—	—	9,750
Loans secured by deposits	4,203	—	—	—	—	4,203
Total	$132,868	$3,206	$933	$—	$—	$137,007

A summary of current, past due and nonaccrual loans (in thousands) at March 31, 2012 was as follows:

	Past Due	Past Due Over 90 Days
	30-89	and	Non-	Total		Total
	Days	Accruing	Accruing	Past Due	Current	Loans

Loans secured by real estate:
Secured by 1-4 family residential properties	$1,622	$99	$524	$2,245	$54,307	$56,552
Secured by nonfarm, nonresidential properties	13	—	4	17	52,572	52,589
Commercial and industrial loans	6	—	18	24	13,889	13,913
Consumer loans	232	70	83	385	9,365	9,750
Loans secured by deposits	184	—	—	184	4,019	4,203
Total	$2,057	$169	$629	$2,855	$134,152	$137,007

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

4.	Other Assets

Other assets (in thousands) at March 31, 2012 and December 31, 2011 consist of the following:

	2012	2011

Cash value of life insurance	$619	$616
Prepaid expenses	579	571
Other	—	2
	$1,198	$1,189

5.	Deposits

Deposits as of March 31, 2012 and December 31, 2011 (in thousands) are summarized as follows:

	2012	2011

Demand deposit accounts (including official checks of $765 in 2012 and $621 in 2011)	$114,254	$124,437
Passbook savings	15,417	14,415
Certificates of deposit:
0.00% – 0.99%	13,943	13,089
1.00% – 1.99%	71,892	70,712
2.00% – 2.99%	1,033	1,060
Total certificates of deposit	86,868	84,861
Total deposits	$216,539	223,713

Scheduled maturities of certificates of deposit (in thousands) at March 31, 2012 are as follows:

	2012	2013	2014	2015	Total

0.00% – 0.99%	13,942	1	—	—	13,943
1.00% – 1.99%	42,510	18,332	9,791	1,259	71,892
2.00% – 2.99%	110	923	—	—	1,033
Total	56,562	19,256	9,791	1,259	86,868

Included in deposits (in thousands) at March 31, 2012 and December 31, 2011 are $44,191 and $42,148, respectively, of certificates of deposit (CD) in denominations of $100,000 or more. Deposit insurance coverage has been increased by regulation to cover deposits up to $250,000.

6.	Federal Home Loan Bank Advances

Federal Home Loan Bank (“FHLB”) advances represent short-term, fixed-rate borrowings from the Federal Home Loan Bank of Dallas. The Bank has borrowed advances for periods from overnight to four and one-half months. Interest rates paid on the advances vary by term and are set by the FHLB. There were no advances outstanding at March 31, 2012 and December 31, 2011.

The Bank has an available line of credit (in thousands) with the FHLB of $88,077 at March 31, 2012 with $88,077 available for use.

7.	Pension/ESOP Plan

In 2001, the Bank adopted a 401(k) retirement plan covering all employees based on a year of service. The Bank contributes up to a 6% match of the employee’s contribution based upon Board approval. Plan contributions (in thousands) for the three months ended March 31, 2012 and 2011 were $21 and $21, respectively.

The Company established an ESOP and loaned the ESOP $524 (in thousands) in July 2002 to purchase 52,371 pre-conversion shares of common stock, which amounted to 3.8% of the outstanding shares at such date. The remaining balance (in thousands) due of $16 is payable by June 30, 2012. Additionally the ESOP was extended a loan in 2011 in the amount of $558 (in thousands) to purchase 55,772 shares of common stock. The remaining balance (in thousands) due of $532 at $38 (in thousands) per year including interest is payable over approximately nineteen years. The Bank made contributions to the ESOP to enable it to make the note payments (in thousands) of $26 and $26, respectively, during the three months ended March 31, 2012 and 2011, which is included in salaries and benefits on the income statement. As the notes are paid, the shares will be released and allocated to the participants of the ESOP. The market value of the unreleased ESOP shares (54,567) at March 31, 2012 was approximately $778,000.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below, in thousands) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2012, that the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2012, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier I leverage ratios, and tangible capital ratios as set forth in the table (amounts in thousands). The Bank’s actual capital amounts (in thousands) and ratios are also presented in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

8.	Retained Earnings and Regulatory Capital (Continued)

	Actual		For Capital Adequacy Purposes:		To be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2012
Total capital (to Risk Weighted Assets)	$34,896	26.51%	>$10,532	≥8.0%	>$13,165	≥10.0%
Core (Tier I) Capital (to Risk Weighted Assets)	$33,248	25.25%	N/A	N/A	>$7,899	≥6.0%
Core (Tier I) Capital (to Total Assets)	$33,248	12.89%	>$10,317	≥4.0%	>$12,896	≥5.0%
Tangible Capital (to Total Assets)	$33,248	12.89%	>3,869	≥1.5%	N/A	N/A

As of December 31, 2011
Total capital (to Risk Weighted Assets)	$34,055	27.26%	>$9,994	≥8.0%	>$12,492	≥10.0%
Core (Tier I) Capital (to Risk Weighted Assets)	$32,493	26.01%	N/A	N/A	>7,495	≥6.0%
Core (Tier I) Capital (to Total Assets)	$32,493	12.31%	>$10,560	≥4.0%	>$13,200	≥5.0%
Tangible Capital (to Total Assets)	$32,493	12.31%	>$3,960	≥1.5%	N/A	N/A

Capital for the Company is not significantly different than those above for the Bank. The following is a reconciliation of the Bank’s equity under GAAP to regulatory capital at the dates indicated (dollars in thousands):

	March 31, 2012	December 31, 2011

GAAP equity	$33,620	$32,887
Allowance for loan losses/other	1,276	1,168
Total capital	$34,896	$34,055

9.	Fair Value of Financial Instruments

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

9.	Fair Value of Financial Instruments (Continued)

The estimated fair values (in thousands), and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$34,633	$34,633	$52,407	$52,407
Securities available for sale	80,098	80,098	72,955	72,955
FNBB & FHLB stock	450	450	450	450
Loans, net	135,359	134,939	131,454	131,046
Accrued interest receivable	763	763	715	715

Financial liabilities:
Deposits	216,539	216,734	223,713	223,914
Accrued interest payable	241	241	264	264

Off-balance sheet credit related to financial instruments:
Commitments to extend credit	23,244	23,244	14,401	14,401

Off-balance sheet derivative financial instruments: None

The Company adopted FASB Accounting Standards Topic 820, “Fair Value Measurements” (Topic 820), as of January 1, 2008. Topic 820 requires disclosures that stratify balance sheet amounts measured at fair value based on the inputs used to derive fair value measurements. These strata included:

•	Level 1 valuations, where the valuation is based on quoted market prices for identical assets or liabilities traded in active markets (which include exchanges and over-the-counter markets with sufficient volume),

•	Level 2 valuations, where the valuation is based on quoted market prices for similar instruments traded in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market, and

•	Level 3 valuations, where the valuation is generated from model-based techniques that use significant assumptions not observable in the market, but observable based on the Company’s-specific data. These unobservable assumptions reflect the Company’s own estimates for assumptions that market participants would use in pricing the asset or liability. Valuation techniques typically include option pricing models, discounted cash flow models and similar techniques, but may also include the use of market prices of assets or liabilities that are not directly comparable to the subject asset or liability.

9.	Fair Value of Financial Instruments (Continued)

Fair values of assets and liabilities (in thousands) measured on a recurring basis at March 31, 2012 and December 31, 2011 are as follows:

	Level 1	Level 2	Level 3	Fair Value

March 31, 2012:
Securities available for sale	$—	$80,098	$—	$80,098

December 31, 2011:
Securities available for sale	—	72,955	—	72,955

10.	Segment Reporting

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

The Company authorized 45,634 (26,186 pre-conversion) shares of the Company’s common stock to be awarded under the agreement and purchased the shares in the open market to fund the 2003 RRP plan. As of March 31, 2012 awards covering 43,742 shares had been made. Shares vested and issued during the three months ended March 31, 2012 and 2011 were 1,890 and 1,890, respectively.

On July 12, 2011 the Company authorized 49,534 shares of the Company’s common stock to be awarded under the 2011 RRP agreement. Shares to fund the awards under the agreement will be purchased in the open market. As of March 31, 2012, 43,556 shares had been purchased at a cost of $607,000. The Company did not issue any awards for the three months ending March 31, 2012 and 2011. Initial vesting of shares under this agreement will be on July 12, 2012.

Expense for the 2003 RRP and 2011 RRP is being amortized over a 60-month period and is based on the market value of the Company’s stock as of the date of the awards which was $11.96 with respect to the 2008 awards and $6.31 and $12.00 for the 2009 and 2011 awards, respectively. All awards prior to 2007 have been fully amortized. Total compensation under the 2003 RRP and 2011 RRP agreements for the three months ended March 31, 2012 and 2011 was $29,000 and $5,000, respectively, and is included in salaries and benefits.

The Company established the 2003 Stock Option Plan (“the 2003 Option Plan”) and the 2011 Stock Option Plan (“the 2011 Option Plan”) under which 114,084 (65,464 pre-conversion) and 123,836 shares of Company stock, respectively, are reserved for the grant of stock options to directors, officers and employees. The Plans provide for vesting of options granted to participants at 20% per year and the options expire in ten years. The exercise price of the options is equal to the fair market value of the common stock on the grant date. As of March 31, 2012, options covering 163,924 shares were outstanding and had an average exercise price of $10.52. Options totaling 54,516 shares were vested and exercisable at March 31, 2012 with an average exercise price of $8.41.

11.	Stock Based Benefit Plans (Continued)

The fair value of each outstanding option is estimated on the date of the grant using the Black-Scholes option-pricing formula with the following weighted average assumptions; 1% dividend yield, 10 years expected life, 30.07% expected volatility and 3.53% risk free interest. The majority of the 2003 Option Plan options were granted in May 2003 and have fully vested. The value of 4,888 shares granted in 2008 was considered immaterial and the value of 20,867 shares issued in 2009 had an approximate value of $50,000 under the Black-Scholes option-pricing formula. 2011 Option Plan shares granted (99,108) had an approximate value of $187,000 under the Black-Scholes option-pricing formula.

The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based upon the Company’s history and expectation of dividend payouts.

The Company’s Stock Benefits Administration Committee of the Board of Directors oversees the RRP and Option Plans.

A summary of the status of the Company’s stock options is presented below:

	Total Options
	Number of Shares	Average Exercise Price	Average Intrinsic Value

Outstanding - December 31, 2007	82,046	$8.82
Granted	4,888	$11.96
Outstanding - December 31, 2008	86,934	$9.00
Granted	20,867	$6.31
Outstanding - December 31, 2010 and 2009	107,801	$8.65
Granted-2011	99,108	$12.00
Forfeited and exercised - 2011	(42,985)
Outstanding - March 31, 2012 and December 31, 2011	163,924	$10.52	$611,437
Options exercisable at period end	54,516		$203,345

11.	Stock Based Benefit Plans (Continued)

Information pertaining to options outstanding at March 31, 2012 is as follows:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$5.00-$7.50	20,867	7 years	$6.31
$7.51 - $10.00	39,061	2 years	$8.82
$10.01 and above	103,996	10 years	$12.00

Outstanding at end of period	163,924	7.0 years	$10.52

As of March 31, 2012, there were options covering 54,516 shares exercisable at a weighted average price of $8.41. The exercise prices of those options were between $6.31 and $12.00.

	Number of Shares	Weighted Grant Date Fair Value

Non-vested options, December 31, 2011	113,581	$11.37
Vested	(4,172)	$6.31
Non-vested options, March 31, 2012	109,409	$11.57

12.	Supplemental Retirement Benefit Agreement

The Bank has entered into supplemental retirement benefit agreements (the “Agreements”) with three key executives. The Agreements provide for monthly retirement benefits in the amount of $5,000 per month for ten to fifteen years from the date they retire for the executive group as a whole. As of March 31, 2012 and December 31, 2011, a liability (in thousands) of $341 and $342, respectively, was accrued for the Agreements.

13.	Earnings Per Share (EPS)

EPS is calculated based on average weighted common shares outstanding less ESOP and RRP shares not released and less treasury stock. The number of shares used in the EPS computation at March 31, 2012 was 2,331,092 and at March 31, 2011 was 2,361,990.

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

At the time of the conversion, liquidation accounts were established for the benefit of certain depositors of the Bank by the Company and the Bank in an amount equal to the percentage ownership in old Minden owned by Minden Mutual Holding Company multiplied by old Minden’s stockholders’ equity as reflected in the latest statement of financial condition used in the final offering prospectus for the conversion plus the value of the net assets of Minden Mutual Holding Company as reflected in the latest statement of financial condition of Minden Mutual Holding Company prior to the effective date of the conversion. Neither the Company nor the Bank may declare or pay a cash dividend if the effect thereof would cause its equity to be reduced below either the amount required for the liquidation account or the regulatory capital requirements imposed by the FDIC.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Minden Bancorp, Inc. (“Minden Bancorp” or the “Company”) the company for MBL Bank (the “Bank”) from December 31, 2011 to March 31, 2012 and on its results of operations during the first quarters of 2012 and 2011. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the financial statements and related notes appearing in Item 1.

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

Changes in Financial Condition at March 31, 2012 Compared to December 31, 2011

Total assets decreased $6.7 million or 2.5% to $257.9 million at March 31, 2012 compared to $264.6 million at December 31, 2011. The decrease primarily reflected a $17.8 million decrease in cash and cash equivalents, partially offset by a $7.1 million or 9.8% increase in investment securities and a $3.9 million or 3.0% increase in net loans. The Company continued its efforts to expand its loan portfolio during the first quarter of 2012. Total deposits decreased by $7.2 million or 3.2% to $216.5 million at March 31, 2012. The decrease in deposits reflected normal seasonal withdrawals.

Stockholders’ equity increased by $292,000 or 0.7% to $39.3 million at March 31, 2012 as compared to $39.0 million at December 31, 2011. The increase was in part due to net income of $686,000 for the three months ended March 31, 2012. Stockholders’ equity was reduced by dividends paid of $181,000 and the purchase of shares in the amount of $249,000 for the Company’s Recognition and Retention Plan.

Non-performing assets and troubled debt restructuring, which consist of non-accruing loans, accruing loans 90 days or more delinquent, troubled debt restructurings, and other repossessed assets owned, increased by $375,000 to $1.5 million or 0.6% of total assets at March 31, 2012 from $1.1 million or 0.4% of total assets at December 31, 2011. This increase was due to an $81,000 increase in accruing loans 90 days or more delinquent and an increase of $291,000 in non-accrual loans. At March 31, 2012, the $808,000 of nonperforming assets consisted of $169,000 of accruing loans 90 days or more delinquent, $629,000 of non-accrual loans and $10,000 of other repossessed assets. At March 31, 2012, the $629,000 of non-accrual loans consisted primarily of single-family residential mortgage loans. Management continues to aggressively pursue the collection and resolution of all delinquent loans. In addition, we had at March 31, 2012 one $706,000 non-residential real estate loan deemed a troubled restructuring which is on an accrual basis due to its continued performance in accordance with its modified terms for more than six months.

At both March 31, 2012 and December 31, 2011, the allowance for loan losses amounted to $1.6 million. At March 31, 2012, the allowance for loan losses amounted to 203.9% of nonperforming loans and 1.22% of total loans receivable, as compared to 373.0% and 1.21%, respectively, at December 31, 2011. The decrease in the ratio of the allowance for loan losses to total non-performing loans was primarily due to an increase in the amount of non-performing loans.

Comparison of Results of Operations for the Three Months Ended March 31, 2012 and 2011

We recorded net income of $686,000 for the three months ended March 31, 2012 as compared to net income of $736,000 for the same period in 2011.

Net interest income for the three months ended March 31, 2012 increased $204,000 or 11.2% to $2.0 million as compared to $1.8 million for the same period in 2011. The increase in net interest income for the three months ended March 31, 2012 reflected an increase in interest income of $120,000 primarily due to loan growth combined with an $84,000 decrease in interest expense due to the continued re-pricing downward of our deposit liabilities resulting from the decline in interest rates.

For the three month ended March 31, 2012, the average rates paid on interest-bearing liabilities was .70% as compared to .95% for the comparable period in 2011. Likewise, the yields on our net interest-earning assets also declined to 3.77% for the 2012 as compared to 3.87% for the comparable 2011 period. However, such declines were partially offset by increases in the balances of our interest-earning assets in the 2012 period compared to the same period in 2011. Our net interest margin increased slightly to 3.24% from 3.15% for the quarter ended March 31, 2012 compared to the same quarter in 2011.

The provision for loan losses amounted to $30,000 for the three and months ended March 31, 2012 and 2011.

Total non-interest income decreased from $383,000 for the three months ended March 31, 2011, to $170,000 for the comparable period in 2012. The decrease for the three months ended March 31, 2012 reflects a decrease in gain on sale of assets of $177,000. There were no sales of investment securities for the three months ended March 31, 2012 as compared to the sale of $18.4 million of investment securities during the three months ended March 31, 2011.

Non-interest expense increased $59,000 or 5.6% to $1.12 million for the three months ended March 31, 2012 as compared to the same period in 2011. The increase for the 2012 period was due to increases in general, administrative and supervisory fees.

We incurred income tax expense of $363,000 for the three months ended March 31, 2012 as compared to $381,000 for the 2011 period. Our effective tax rates were 34.0% for three months ended March 31, 2012 and 2011.

Liquidity and Capital Resources

We maintain levels of liquid assets deemed adequate by management. We adjust our liquidity levels to fund deposit outflows, repay our borrowings and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements. Our deposit accounts with the Federal Home Loan Bank of Dallas amounted to $143,000 and $900,000 at March 31, 2012 and December 31, 2011, respectively.

A significant portion of our liquidity consists of securities classified as available-for-sale and cash and cash equivalents. Our primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts. If we require funds beyond our ability to generate them internally, we have borrowing agreements with the Federal Home Loan Bank of Dallas which provide an additional source of funds. At March 31, 2012, we did not have any advances from the Federal Home Loan Bank of Dallas and had $88.1 million in borrowing capacity.

At March 31, 2012, we had outstanding commitments to originate loans totaling $6.4 million. At March 31, 2012, certificates of deposit scheduled to mature in less than one year, totaled $66.9 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal if such renewals occur in a rising interest rate environment. We intend to utilize our high levels of liquidity to fund our lending activities. If additional funds are required to fund lending activities, we intend to sell our securities classified as available-for-sale as needed.

The Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively. At March 31, 2012, the Bank exceeded each of its capital requirements with ratios of 12.89%, 12.89% and 26.51%, respectively, and was deemed “well-capitalized” for regulatory capital purposes.

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

(b) Not applicable

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

MINDEN BANCORP, INC.

Date: May 15, 2012	By:	/s/ Jack E. Byrd, Jr.
Jack E. Byrd, Jr.
President and Chief Executive Officer

Date: May 15, 2012	By:	/s/ Becky T. Harrell
Becky T. Harrell
Chief Financial Officer