Form 10-Q
period 2012-06-30
MINDEN BANCORP, INC.
filed 2012-08-14
CIK 1501331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
OR
[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes       ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 30, 2012, 2,420,231 shares of the Registrant’s common stock were issued and 2,360,231 shares were outstanding.

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

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share)

	June 30,	December 31,
A S S E T S	2012	2011
	(Unaudited)
Cash and noninterest-bearing deposits	$2,985	$3,498
Interest-bearing demand deposits	17,552	46,734
Federal funds sold	1,000	2,175
Total cash and cash equivalents	21,537	52,407
Investment securities:
Securities available-for-sale, at estimated market value	89,520	72,955
First National Banker’s Bank stock, at cost	210	210
Federal Home Loan Bank stock, at cost	109	240
Loans, net of allowance for loan losses of $1,540-
2012 and $1,625-2011	138,102	131,454
Accrued interest receivable	869	715
Premises and equipment, net	5,340	5,418
Other assets owned	10	10
Prepaid and other assets	1,080	1,189
Total assets	$256,777	$264,598

The accompanying notes are an integral part of the consolidated financial statements 1

	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2012	2011
	(Unaudited)
Liabilities:
Deposits:
Noninterest-bearing	$24,194	$37,850
Interest-bearing	191,276	185,863
Total deposits	215,470	223,713
Accrued interest payable	256	264
Other liabilities	1,749	1,591
Total liabilities	217,475	225,568
Commitments and contingent liabilities
Stockholders' equity:
Preferred stock-$.01 par value; authorized
10,000,000 shares; none issued-no
rights/preferences set by board	—	—
Common stock-$.01 par value; authorized
40,000,000 shares: 2,420,231 shares issued
and 2,360,231 shares-2012 and 2,420,231
shares-2011 outstanding	24	24
Additional paid-in capital	29,922	29,922
Retained earnings	10,638	9,560
Accumulated other comprehensive income	617	394
	41,201	39,900
Unearned common stock held by Recognition
and Retention Plan (RRP) (51,604 shares - 2012 and 34,476 shares – 2011)	(539)	(319)
Unallocated common stock held by ESOP (51,589 – shares-2012 and 57,546 shares- 2011 unreleased)	(490)	(551)
Treasury stock-at cost (60,000 shares- 2012 and 0 shares-2011	(870)	—
Total stockholders' equity	39,302	39,030
(Substantially restricted)
Total liabilities and stockholders' equity	$256,777	$264,598

The accompanying notes are an integral part of the consolidated financial statements 2

MINDEN BANCORP. INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share)

	Three months Ended		Six months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest and dividend income:
Loans, including fees	$2,078	$2,007	$4,119	$3,943
Investments-taxable:
Securities	73	145	145	292
Mortgage-backed securities	248	135	469	261
Other	15	21	38	49
Total interest income	2,414	2,308	4,771	4,545
Interest expense:
Interest-bearing demand deposits and
savings	61	74	126	160
Certificates of deposit	268	306	536	637
Total interest expense	329	380	662	797
Net interest income	2,085	1928	4,109	3,748
Provision for loan losses	30	30	60	60
Net interest income after provision for loan
losses	2,055	1,898	4,049	3,688
Noninterest income:
Customer service fees	183	233	341	429
Gain on sale of assets	—	1	1	179
Other operating income	11	10	22	19
Total noninterest income	194	244	364	627
Noninterest expense:
Salaries and benefits	645	575	1,306	1,169
Occupancy expense	185	204	374	395
FDIC deposit insurance	35	79	70	158
Professional and supervisory fees	89	99	180	152
Computer Expense	39	39	81	81
Other operating expense	122	127	219	224
Total noninterest expense	1,115	1,123	2,230	2,179
Income before income taxes	1,134	1,019	2,183	2,136
Income tax expense	379	350	742	730
Net income	$755	$669	$1,441	$1,406
Earnings per share (EPS)-basic	$0.33	$0.29	$0.63	$0.61
Diluted EPS	$0.31	$0.27	$0.59	$0.57

The accompanying notes are an integral part of the consolidated financial statements 3

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(in thousands)

	Three months Ended		Six months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Consolidated Net Income:	$755	$669	$1,441	$1,406
Other Comprehensive Income (Loss) Before Tax:
Unrealized gains (losses) on securities
available for sale:
Unrealized holding gains (losses)	371	(569)	337	(28)
	371	(569)	337	(28)
Income Tax:
Unrealized gains (losses) on securities
available for sale	126	(193)	114	(9)
	126	(193)	114	(9)
Other Comprehensive Income (Loss)	245	(376)	223	(19)
Comprehensive Income	$1,000	$293	$1,664	$1,387

The accompanying notes are an integral part of the consolidated financial statements 4

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except per share)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned RRP	Unearned ESOP/SOP	Treasury Stock	Total
Balance January 1, 2011	$15	$16,575	$9,256	$267	$(60)	$(95)	$(1,848)	$24,110
Net Income	—	—	1,406	—	—	—	—	1,406
Change in net unrealized gain on
securities available for sale, net of taxes	—	—	—	(19)	—	—	—	(19)
Issuance of Common Stock, net of $920
conversion cost	9	13,014	—	—	—	(557)	—	12,466
Exercise of stock options	—	26	—	—	30	—	—	56
Dividends (.065 per share)			(155)					(155)
Amortization of awards under RRP-net
of release of RRP/ESOP	—	(29)	—	—	—	—	—	(29)
Unearned RRP/ESOP	—	11	—	—	—	40	—	51
Treasury stock retired	—	—	(1,848)	—	—	—	1,848	—
Balance June 30, 2011	$24	$29,597	$8,659	$248	$(30)	$(612)	$—	$37,886
Balance January 1, 2012	$24	$29,922	$9,560	$394	$(319)	$(551)	$—	$39,030
Net Income	—	—	1,441	—	—	—	—	1,441
Change in net unrealized gain on
securities available for sale, net of taxes	—	—	—	223	—	—	—	223
Dividends (.15 per share)	—	—	(363)	—	—	—	—	(363)
Amortization of awards under RRP-net
of release of RRP/ESOP	—	—	—	—	57	18	—	75
Unearned RRP/ESOP	—	—	—	—	—	43	—	43
Purchase of shares for RRP	—	—	—	—	(277)	—	—	(277)
Purchase of treasury stock	—	—	—	—	—	—	(870)	(870)
Balance June 30, 2012	$24	$29,922	$10,638	$617	$(539)	$(490)	$(870)	$39,302

The accompanying notes are an integral part of the consolidated financial statements 5

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months Ended
	June 30, 2012	June 30, 2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$1,441	$1,406
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	60	60
Depreciation and amortization	132	140
RRP and other expenses	119	51
Net amortization of securities	511	197
Gain on sale of assets	(1)	(178)
Loans held for sale-originated	(3,378)	(1,766)
Loans held for sale-sold	3,378	1,766
(Increase) decrease in prepaid expenses and other assets	(44)	1,119
Increase (decrease) in interest payable and other liabilities	34	(159)
Net cash provided by operating activities	2,252	2,636
Cash flows from investing activities:
Sales, maturities and pay-downs of securities available for sale	11,832	20,170
Purchase of securities available for sale	(28,571)	(22,523)
Sales, maturities and pay-downs of securities held to maturity	—	136
Net increase in loans	(6,707)	(4,324)
Purchase of premises and equipment, net	(55)	—
Proceeds from sale of other assets	132	11
Net cash used by investing activities	(23,369)	(6,530)
Cash flows from financing activities:
Net decrease in deposits	(8,243)	(16,587)
Proceeds from stock offering - net of costs	—	2,717
Proceeds from stock options exercised	—	26
Purchase of shares for RRP	(277)	—
Purchase of treasury stock	(870)	—
Dividends paid	(363)	(155)
Net cash used by financing activities	(9,753)	(13,999)

The accompanying notes are an integral part of the consolidated financial statements 6

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months Ended
	June 30, 2012	June 30, 2011
	(Unaudited)	(Unaudited)
Net decrease in cash and cash equivalents	(30,870)	(17,893)
Cash and cash equivalents at beginning of period	52,407	48,702
Cash and cash equivalents at end of period	$21,537	$30,809
Supplemental disclosures:
Interest paid on deposits and borrowed funds	$684	$832
Income taxes paid	$770	$—
Noncash investing and financing activities:
Transfer of loans to real estate owned & repossessed assets	$168	$—
Increase (Decrease) in unrealized gain (loss) on securities available for sale	$337	$(28)

The accompanying notes are an integral part of the consolidated financial statements 7

MINDEN BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

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

Basis of Presentation. These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the six month period ended June 30, 2012 are not necessarily indicative

1.	Summary of Significant Accounting Policies (Continued)

of the results to be obtained for the full fiscal year ended December 31, 2012.

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of June 30, 2012. In preparing these financial statements, the Company evaluated subsequent events through the date these financial statements were issued.

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

1.	Summary of Significant Accounting Policies (Continued)

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

Advertising Costs. Advertising costs are expensed as incurred. Such costs amounted to approximately $17,000 and $14,000 for the six months ended June 30, 2012 and 2011, respectively, and are included in other operating expense.

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

2.	Investment Securities

There were no securities held-to-maturity at June 30, 2012 and December 31, 2011.

Securities available-for-sale (in thousands) consists of the following:

	June 30, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Municipals	$2,712	$29	$37	$2,704
Agency Bonds	21,790	252	—	22,042
CMO	9,644	7	39	9,612
FNMA pools	38,893	464	3	39,354
FHLMC pools	13,329	248	—	13,577
GNMA pools	2,217	14	—	2,231
	$88,585	$1,014	$79	$89,520

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Municipals	$868	$18	$—	$886
Agency Bonds	24,887	252	—	25,139
CMO	1,828	16	—	1,844
FNMA pools	31,504	223	38	31,689
FHLMC pools	10,732	155	30	10,857
GNMA pools	2,539	1	—	2,540
	$72,358	$665	$68	$72,955

The amortized cost and estimated market value of investment securities (in thousands) at June 30, 2012 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

2.	Investment Securities(Continued)

	Available for Sale
	Amortized Cost	Fair Value
One year or less	$7,461	$7,499
After 1 year thru 5 years	74,364	75,283
After 5 years thru 10 years	5,316	5,284
After 10 years	1,444	1,454
	$88,585	$89,520

At June 30, 2012, investment securities with a financial statement carrying amount (in thousands) of $49,278 were pledged to secure public and private deposits. Investment securities were sold during the six months ending June 30, 2011 at a net gain of $177,000. There was no investment securities sold during the six months ending June 30, 2012. Sales, maturities and calls are detailed on the statement of cash flows.

Information pertaining to securities with gross unrealized losses (in thousands) at June 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2012:
Municipals	$1,542	$37	$—	$—	$1,542	$37
CMO	5,667	39	—	—	5,667	39
Mortgage backed
securities	2,036	3	—	—	2,036	3
	$9,245	$79	$—	$—	$9,245	$79

December 31, 2011:
Mortgage backed
securities	$15,613	$68	$—	$—	$15,613	$68
	$15,613	$68	$—	$—	$15,613	$68

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

3.	Loans and Allowance for Loan Losses

The composition of the Company’s loan portfolio (in thousands) at June 30, 2012 and December 31, 2011, consisted of the following:

	2012	2011
Loans secured by real estate:
Secured by 1-4 family residential properties	$57,813	$58,785
Secured by nonfarm, nonresidential properties	55,574	48,160
Commercial and industrial loans	14,520	13,063
Consumer loans (including overdrafts of
$77 and $40)	9,734	10,427
Loans secured by deposits	3,975	4,162
Total	141,616	134,597

Less: Allowance for loan losses	(1,540)	(1,625)
Unfunded construction loan commitments	(1,974)	(1,518)

Loans, net	$138,102	$131,454

3.	Loans and Allowance for Loan Losses (Continued)

Changes in the allowance for loan losses (in thousands) for the six months ended June 30, 2012 and the year ended December 31, 2011 are summarized as follows:

	2012	2011
Balance, beginning of period	$1,625	$1,286
Provision for loan losses	60	370
Recoveries	19	7
Loans charged off	(164)	(38)
Balance, end of period	$1,540	$1,625

The following tables detail the balance in the allowance for loan losses (in thousands) by portfolio segment at June 30, 2012:

	Balance			Provision	Balance
	January 1,	Charge-		for Loan	June 30,
	2012	offs	Recoveries	Losses	2012

Loans secured by real estate:
Secured by 1-4 family residential properties	$322	$—	$—	$295	$617
Secured by nonfarm, nonresidential properties	692	139	—	40	593
Commercial and industrial loans	233	—	—	(85)	148
Consumer loans	378	25	19	(190)	182
Loans secured by deposits	—	—	—	—	—
Total	$1,625	$164	$19	$60	$1,540

	Allowance for Loan Losses
	Disaggregated by Impairment Method
	Individually	Collectively	Total

Loans secured by real estate:
Secured by 1-4 family residential properties	$24	593	617
Secured by nonfarm, nonresidential properties	—	593	593
Commercial and industrial loans	—	148	148
Consumer loans	6	176	182
Loans secured by deposits	—	—	—
	$30	$1,510	$1,540

3.	Loans and Allowance for Loan Losses (Continued)

The following table summarizes information (dollars in thousands) relative to loan modifications determined to be troubled debt restructurings. As of June 30, 2012, all the troubled debt restructurings are included in impaired loans.

Troubled Debt Restructurings

	June 30, 2012
		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Recorded Investment	Recorded Investment

1-4 family residential	5	$214	$214
Nonfarm, nonresidential	2	709	709
Total real estate loans	7	923	923
Commercial and industrial	1	17	17
Consumer loans	7	51	51
Total loans	15	$991	$991

There have been no subsequent defaults of troubled debt restructurings.

Restructured loans (loans which had been renegotiated at below-market interest rates or for which other concessions were granted, but are accruing interest) were $706,000 at June 30, 2012.

The following table details loans individually and collectively evaluated for impairment (in thousands) at June 30, 2012:

	Loans Evaluated for Impairment
	Individually	Collectively	Total
Loans secured by real estate:
Secured by 1-4 family residential properties	$431	$55,897	$56,328
Secured by nonfarm, nonresidential properties	737	54,348	55,085
Commercial and industrial loans	17	14,503	14,520
Consumer loans	128	9,606	9,734
Loans secured by deposits	—	3,975	3,975
Total	$1,313	$138,329	$139,642

3.	Loans and Allowance for Loan Losses (Continued)

	Impaired Loans
	For the Six Months Ended June 30, 2012
		Unpaid		Interest
	Recorded	Principal	Related	Income
	Investment	Balance	Allowance	Recognized

With no related allowance recorded:
Secured by 1-4 family residential properties	$332	$332	$—	$8
Secured by nonfarm, nonresidential properties	737	737	—	2
Commercial and industrial loans	17	17	—	1
Consumer loans	96	96	—	3
Loans secured by deposits	—	—	—	—

With an allowance recorded:
Secured by 1-4 family residential properties	99	99	24	—
Secured by nonfarm, nonresidential properties	—	—	—	—
Commercial and industrial loans	—	—	—	—
Consumer loans	32	32	6	—
Loans secured by deposits	—	—	—	—

Total:
Secured by 1-4 family residential properties	$431	$431	$24	$8
Secured by nonfarm, nonresidential properties	737	737	—	2
Commercial and industrial loans	17	17	—	1
Consumer loans	128	128	6	3
Loans secured by deposits	—	—	—	—

The average recorded investment on the impaired loans for the six months ended June 30, 2012 was $47,000.

Total non-accrual loans (in thousands) at June 30, 2012 and December 31, 2011 were $363 and $338, respectively. Interest income (in thousands) of approximately $14 and $10 would have been recognized for the six months ended June 30, 2012 and June 30, 2011, respectively, had the loans not been on non-accrual.

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

3.	Loans and Allowance for Loan Losses (Continued)

Doubtful – Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

The table below illustrates the carrying amount (in thousands) of loans by credit quality indicator at June 30, 2012:

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Loans secured by real estate:
Secured by 1-4 family residential properties	$55,123	$674	$531	$—	$—	$56,328
Secured by nonfarm, nonresidential properties	53,784	1,247	54	—	—	55,085
Commercial and industrial loans	14,503	—	17	—	—	14,520
Consumer loans	9,533	105	96	—	—	9,734
Loans secured by deposits	3,964	11	—	—	—	3,975
Total	$136,907	$2,037	$698	$—	$—	$139,642

A summary of current, past due and nonaccrual loans (in thousands) at June 30, 2012 was as follows:

	Past Due	Past Due Over 90 Days
	30-89	and	Non-	Total		Total
	Days	Accruing	Accruing	Past Due	Current	Loans

Loans secured by real estate:
Secured by 1-4 family residential properties	$2,168	$215	$216	$2,599	$53,729	$56,328
Secured by nonfarm, nonresidential properties	352	—	31	383	54,702	55,085
Commercial and industrial loans	533	—	17	550	13,970	14,520
Consumer loans	178	19	99	296	9,438	9,734
Loans secured by deposits	52	—	—	52	3,923	3,975
Total	$3,283	$234	$363	$3,880	$135,762	$139,642

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

4.	Other Assets

Other assets (in thousands) at June 30, 2012 and December 31, 2011 consist of the following:

	2012	2011
Cash value of life insurance	$622	$616
Prepaid expenses	458	571
Other	—	2
	$1,080	$1,189

5.	Deposits

Deposits as of June 30, 2012 and December 31, 2011 (in thousands) are summarized as follows:

	2012	2011
Demand deposit accounts (including official
checks of $797 in 2012 and $621 in 2011)	$109,969	$124,437
Passbook savings	15,193	14,415
Certificates of deposit:
0.00% – 0.99%	16,977	13,089
1.00% – 1.99%	72,336	70,712
2.00% – 2.99%	995	1,060
Total certificates of deposit	90,308	84,861
Total deposits	$215,470	223,713

Scheduled maturities of certificates of deposit (in thousands) at June 30, 2012 are as follows:

	2012	2013	2014	2015	Total

0.00% – 0.99%	16,030	947	—	—	16,977
1.00% – 1.99%	27,241	29,961	12,434	2,700	72,336
2.00% – 2.99%	73	922	—	—	995
Total	43,344	31,830	12,434	2,700	90,308

Included in deposits (in thousands) at June 30, 2012 and December 31, 2011 are $46,982 and $42,128, respectively, of certificates of deposit (CD) in denominations of $100,000 or more. Deposit insurance coverage has been increased by regulation to cover deposits up to $250,000.

6.	Federal Home Loan Bank Advances

Federal Home Loan Bank (“FHLB”) advances represent short-term, fixed-rate borrowings from the Federal Home Loan Bank of Dallas. The Bank has borrowed advances for periods from overnight to four and one-half months. Interest rates paid on the advances vary by term and are set by the FHLB. There were no advances outstanding at June 30, 2012 and December 31, 2011.

The Bank has an available line of credit (in thousands) with the FHLB of $99,671 at June 30, 2012 with $99,671 available for use.

7.	Pension/ESOP Plan

In 2001, the Bank adopted a 401(k) retirement plan covering all employees based on a year of service. The Bank contributes up to a 6% match of the employee’s contribution based upon Board approval. Plan contributions (in thousands) for the six months ended June 30, 2012 and 2011 were $42 and $39, respectively.

The Company established an ESOP and loaned the ESOP $524 (in thousands) in July 2002 to purchase 52,371 pre-conversion shares of common stock, which amounted to 3.8% of the outstanding shares at such date. The loan matured and was paid off on June 30, 2012. Additionally the ESOP was extended a loan in 2011 in the amount of $558 (in thousands) to purchase 55,772 shares of common stock. The remaining balance (in thousands) due of $527 at $38 (in thousands) per year including interest is payable over approximately nineteen years. The Bank made contributions to the ESOP to enable it to make the note payments (in thousands) of $52 and $52, respectively, during the six months ended June 30, 2012 and 2011, which is included in salaries and benefits on the income statement. As the notes are paid, the shares will be released and allocated to the participants of the ESOP. The market value of the unreleased ESOP shares (51,589) at June 30, 2012 was approximately $748,000.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below, in thousands) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2012, that the Bank met all capital adequacy requirements to which it is subject.

As of June 30, 2012, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier I leverage ratios, and tangible capital ratios as set forth in the table (amounts in thousands). The Bank's actual capital amounts (in thousands) and ratios are also presented in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

8.	Retained Earnings and Regulatory Capital (Continued)

	Actual		For Capital Adequacy Purposes:		To be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2012
Total capital (to Risk
Weighted Assets)	$35,609	26.07%	>$ 10,928	> 8.0%	>$ 13,660	> 10.0%
Core (Tier I) Capital (to
Risk Weighted Assets)	$34,069	24.94%	N/A	N/A	>$ 8,196	> 6.0%
Core (Tier I) Capital (to
Total Assets)	$34,069	13.27%	>$ 10,271	> 4.0%	>$ 12,839	> 5.0%
Tangible Capital
(to Total Assets)	$34,069	13.27%	>$ 3,852	> 1.5%	N/A	N/A

As of December 31, 2011
Total capital (to Risk
Weighted Assets)	$34,055	27.26%	>$ 9,994	> 8.0%	>$ 12,492	> 10.0%
Core (Tier I) Capital (to
Risk Weighted Assets)	$32,493	26.01%	N/A	N/A	>$ 7,495	> 6.0%
Core (Tier I) Capital (to
Total Assets)	$32,493	12.31%	>$ 10,560	> 4.0%	> 13,200	> 5.0%
Tangible Capital
(to Total Assets)	$32,493	12.31%	>$ 3,960	> 1.5%	N/A	N/A

Capital for the Company is not significantly different than those above for the Bank. The following is a reconciliation of the Bank’s equity under GAAP to regulatory capital at the dates indicated (dollars in thousands):

	June 30, 2012	December 31, 2011
GAAP equity	$34,686	$32,887
Accumulated other comprehensive unrealized gains	(617)	(394)
Tier 1 Capital	34,069	32,493
Allowance for loan losses	1,540	1,562
Total capital	$35,609	$34,055

9.	Fair Value of Financial Instruments

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

Short-term borrowings: The carrying amounts of Federal Home Loan Bank advances maturing within ninety days approximate their fair values.

Accrued interest: The carrying amounts of accrued interest approximate fair value.

Off-balance-sheet instruments: Fair values for off-balance-sheet, credit-related financial instruments

9.	Fair Value of Financial Instruments (Continued)

are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. Fair values for off-balance sheet commitments to extend credit approximate their carrying value.

The estimated fair values (in thousands), and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$21,537	$21,537	$52,407	$52,407
Securities available for sale	89,520	89,520	72,955	72,955
FNBB & FHLB stock	319	319	450	450
Loans, net	138,102	137,674	131,454	131,046
Accrued interest receivable	869	869	715	715

Financial liabilities:
Deposits	215,470	215,664	223,713	223,914
Accrued interest payable	256	256	264	264

Off-balance sheet credit related to
financial instruments:
Commitments to extend credit	41,657	41,657	31,830	31,830

Off-balance sheet derivative financial instruments: None

The Company adopted FASB Accounting Standards Topic 820, “Fair Value Measurements” (Topic 820), as of January 1, 2008. Topic 820 requires disclosures that stratify balance sheet amounts measured at fair value based on the inputs used to derive fair value measurements. These strata included:

•	Level 1 valuations, where the valuation is based on quoted market prices for identical assets or liabilities traded in active markets (which include exchanges and over-the-counter markets with sufficient volume),

•	Level 2 valuations, where the valuation is based on quoted market prices for similar instruments traded in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market, and

•	Level 3 valuations, where the valuation is generated from model-based techniques that use significant assumptions not observable in the market, but observable based on the Company’s-specific data. These unobservable assumptions reflect the Company’s own estimates for assumptions that market participants would use in pricing the asset or liability. Valuation techniques typically include option pricing models, discounted cash flow models and similar techniques, but may also include the use of market prices of assets or liabilities that are not directly comparable to the subject asset or liability.
24

9.	Fair Value of Financial Instruments (Continued)

Fair values of assets and liabilities (in thousands) measured on a recurring basis at June 30, 2012 and December 31, 2011 are as follows:

	Level 1	Level 2	Level 3	Fair Value
June 30, 2012:
Securities available for sale	$—	$89,520	$—	$89,520

December 31, 2011:
Securities available for sale	—	72,955	—	72,955

10.	Segment Reporting

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

The Company authorized 45,634 (26,186 pre-conversion) shares of the Company’s common stock to be awarded under the agreement and purchased the shares in the open market to fund the 2003 RRP plan. As of June 30, 2012 6,066 shares had not vested. Shares vested and issued during the six months ended June 30, 2012 and 2011 were 2,281 and 2,281, respectively.

On July 12, 2011 the Company authorized 49,534 shares of the Company’s common stock to be awarded under the 2011 RRP agreement. Shares to fund the awards under the agreement will be purchased in the open market. As of June 30, 2012, 45,538 shares had been purchased at a cost of $629,000. As of June 30, 2012, 39,337 shares had been awarded under the 2011 RRP agreement. Initial vesting of shares under this agreement will be on July 12, 2012.

Expense for the 2003 RRP and 2011 RRP is being amortized over a 60-month period and is based on the market value of the Company’s stock as of the date of the awards which was $11.96 with respect to the 2008 awards and $6.31 and $12.00 for the 2009 and 2011 awards, respectively. All awards prior to 2007 have been fully amortized. Total compensation under the 2003 RRP and 2011 RRP agreements for the six months ended June 30, 2012 and 2011 was $58,000 and $10,000, respectively, and is included in salaries and benefits.

The Company established the 2003 Stock Option Plan (“the 2003 Option Plan”) and the 2011 Stock Option Plan (“the 2011 Option Plan”) under which 114,084 (65,464 pre-conversion) and 123,836 shares of Company stock, respectively, are reserved for the grant of stock options to directors, officers and employees. The Plans provide for vesting of options granted to participants at 20% per year and the options expire in ten years. The exercise price of the options is equal to the fair market value of the common stock on the grant date. As of June 30, 2012, options covering 163,924 shares were outstanding and had an average exercise price of $10.52. Options totaling 55,494 shares

11.	Stock Based Benefit Plans (Continued)

were vested and exercisable at June 30, 2012 with an average exercise price of $8.48.

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

The Company's Stock Benefits Administration Committee of the Board of Directors oversees the RRP and Option Plans.

A summary of the status of the Company’s stock options is presented below:

	Total Options
	Number of Shares	Average Exercise Price	Average Intrinsic Value
Outstanding - December 31, 2007	82,046	$8.82
Granted	4,888	$11.96
Outstanding - December 31, 2008	86,934	$9.00
Granted	20,867	$6.31
Outstanding - December 31, 2010 and
2009	107,801	$8.65
Granted - 2011	99,108	$12.00
Forfeited and exercised - 2011	(42,985)
Outstanding – June 30, 2012	163,924	$10.52	$652,418
Options exercisable at period end	55,494	$8.48	$334,074

11.	Stock Based Benefit Plans (Continued)

Information pertaining to options outstanding at June 30, 2012 is as follows:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$5.00-$7.50	20,867	7 years	$6.31
$7.51 - $10.00	39,061	2 years	$8.82
$10.01 and above	103,996	10 years	$12.00

Outstanding at end of period	163,924	7.0 years	$10.52

As of June 30, 2012, there were options covering 55,494 shares exercisable at a weighted average price of $8.48. The exercise prices of those options were between $6.31 and $12.00.

	Number of Shares	Weighted Grant Date Fair Value
Non-vested options, December 31, 2011	113,580	$11.37
Vested	(5,150)	$7.38
Non-vested options, June 30, 2012	108,430	$11.56

12.	Supplemental Retirement Benefit Agreement

The Bank has entered into supplemental retirement benefit agreements (the “Agreements”) with three key executives. The Agreements provide for monthly retirement benefits in the amount of $5,000 per month for ten to fifteen years from the date they retire for the executive group as a whole. As of June 30, 2012 and December 31, 2011, a liability (in thousands) of $339 and $342, respectively, was accrued for the Agreements.

13.	Earnings Per Share (EPS)

EPS is calculated based on average weighted common shares outstanding less ESOP and RRP shares not released and less treasury stock. The number of shares used in the EPS computation at June 30, 2012 was 2,300,620 and at June 30, 2011 was 2,306,615.

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

14.	Plan of Conversion (Continued)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Minden Bancorp, Inc. (“Minden Bancorp” or the “Company”) the company for MBL Bank (the “Bank”) from December 31, 2011 to June 30, 2012 and on its results of operations during the first six months of 2012 and 2011. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the financial statements and related notes appearing in Item 1.

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

Changes in Financial Condition at June 30, 2012 Compared to December 31, 2011

Total assets decreased $7.8 million or 3.0% to $256.8 million at June 30, 2012 compared to $264.6 million at December 31, 2011. The decrease primarily reflected a $30.9 million decrease in cash and cash equivalents, partially offset by a $16.6 million or 22.7% increase in investment securities and a $6.6 million or 5.1% increase in net loans. The Company continued its efforts to expand its loan portfolio during the first six months of 2012. Total deposits decreased by $8.2 million or 3.7% to $215.5 million at June 30, 2012. The decrease in deposits reflected normal seasonal withdrawals.

Stockholders’ equity increased by $272,000 or 0.7% to $39.3 million at June 30, 2012 as compared to $39.0 million at December 31, 2011. The increase was in part due to net income of $1.4 million and a net increase in unrealized gain on securities available for sale of $223,000 for the six months ended June 30, 2012. Stockholders’ equity was reduced by dividends paid of $363,000, the purchase of shares in the amount of $277,000 for the Company’s Recognition and Retention Plan, and purchase of treasury stock for $870,000.

Non-performing assets and troubled debt restructuring, which consist of non-accruing loans, accruing loans 90 days or more delinquent, troubled debt restructurings, and other repossessed assets owned, increased by $174,000 to $1.3 million or 0.5% of total assets at June 30, 2012 from $1.1 million or 0.4% of total assets at December 31, 2011. This increase was due to a $105,000 increase in accruing loans 90 days or more delinquent and an increase of $25,000 in non-accrual loans. At June 30, 2012, the $607,000 of nonperforming assets consisted of $234,000 of accruing loans 90 days or more delinquent, $363,000 of non-accrual loans and $10,000 of other repossessed assets. At June 30, 2012, the $363,000 of non-accrual loans included $216,000 of single-family residential mortgage loans, $100,000 of consumer loans and $47,000 of other loans. Management continues to aggressively pursue the collection and resolution of all delinquent loans. In addition, we had at June 30, 2012 one $706,000 non-residential real estate loan deemed a troubled restructuring which is on an accrual basis due to its continued performance in accordance with its modified terms for more than six months.

At June 30, 2012 and December 31, 2011, the allowance for loan losses amounted to $1.5 million and $1.6 million, respectively. At June 30, 2012, the allowance for loan losses amounted to 253.7% of nonperforming assets and 1.09% of total loans receivable, as compared to 373.0% and 1.21%, respectively, at December 31, 2011. The decrease in the ratio of the allowance for loan losses to total non-performing assets was primarily due to an increase in the amount of non-performing loans.

Comparison of Results of Operations for the Three and Six Months Ended June 3, 2012 and 2011

We recorded net income of $755,000 for the three months ended June 30, 2012 as compared to net income of $669,000 for the same period in 2011.

Net interest income for the three months ended June 30, 2012 increased $157,000 or 8.1% to $2.1 million as compared to $1.9 million for the same period in 2011. Net interest income increased $361,000 or 9.6% to $4.1 million for the six months ended June 30, 2012 as compared to $3.7 million for the same period in 2011. The increase in net interest income for the three and six month periods ended June 30, 2012 reflected an increase in interest income of $106,000 and $226,000, respectively, primarily due to loan growth combined with $51,000 and $135,000 decreases in interest expense for the three and six months ended June 30, 2012. Decreases in interest expense reflect the continued re-pricing downward of our deposit liabilities resulting from the decline in interest rates.

For the three and six month periods ended June 30, 2012, the average rates paid on interest-bearing liabilities were .74% and .70%, respectively, as compared to .87% and .91% for the comparable periods in 2011. Likewise, the yields on our net interest-earning assets also declined to 3.91% and 3.84%, respectively, in 2012 as compared to 4.10% and 3.97% for the comparable 2011 periods. However, such declines were partially offset by increases in the balances of our interest-earning assets in the 2012 periods compared to the same periods in 2011. Our net interest margins were 3.38% and 3.31%, respectively, for the three and six months ended June 30, 2012, compared to 3.44% and 3.28%, respectively, for the three and six months ended June 30, 2011.

The provision for loan losses amounted to $30,000 and $60,000 for the three and six months ended June 30, 2012 and 2011.

Total non-interest income decreased from $244,000 and $627,000 for the three and six months ended June 30, 2011, to $194,000 and $364,000 for the comparable periods in 2012. Non-interest income for the six months ended June 30, 2011 includes a gain on sale of assets of $177,000. There were no sales of investment securities for the six months ended June 30, 2012 as compared to the sale of $18.4 million of investment securities during the six months ended June 30, 2011.

Non-interest expense was $1.1 million and $2.2 million for the three and six months ended June 30, 2012, respectively, as compared to $1.1 million and $2.2 million for the same periods in 2011.

We incurred income tax expense of $379,000 and $742,000 for the three and six months ended June 30, 2012 as compared to $350,000 and $730,000 for the comparable periods in 2011. Our effective tax rates were 34.0% for all periods.

Liquidity and Capital Resources

We maintain levels of liquid assets deemed adequate by management. We adjust our liquidity levels to fund deposit outflows, repay our borrowings and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements. Our deposit accounts with the Federal Home Loan Bank of Dallas and Federal Reserve Bank of Dallas amounted to $17.6 million and $46.7 million at June 30, 2012 and December 31, 2011, respectively.

A significant portion of our liquidity consists of securities classified as available-for-sale and cash and cash equivalents. Our primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts. If we require funds beyond our ability to generate them internally, we have borrowing agreements with the Federal Home Loan Bank of Dallas which provide an additional source of funds. At June 30, 2012, we did not have any advances from the Federal Home Loan Bank of Dallas and had $99.7 million in borrowing capacity.

At June 30, 2012, we had outstanding commitments to originate loans totaling $41.7 million. At June 30, 2012, certificates of deposit scheduled to mature in less than one year, totaled $67.6 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal if such renewals occur in a rising interest rate environment. We intend to utilize our high levels of liquidity to fund our lending activities. If additional funds are required to fund lending activities, we intend to sell our securities classified as available-for-sale as needed.

The Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively. At June 30, 2012, the Bank exceeded each of its capital requirements with ratios of 13.27%, 13.27% and 26.07%, respectively, and was deemed “well-capitalized” for regulatory capital purposes.

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

MINDEN BANCORP, INC.

Date: August 14, 2012	By:	/s/ Jack E. Byrd, Jr.
Jack E. Byrd, Jr.
President and Chief Executive Officer

Date: August 14, 2012	By:	/s/ Becky T. Harrell
Becky T. Harrell
Chief Financial Officer

