Form 10-Q
period 2012-09-30
MINDEN BANCORP, INC.
filed 2012-11-14
CIK 1501331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 30, 2012, 2,431,374 shares of the Registrant’s common stock were issued and 2,369,065 shares were outstanding.

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

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share)

	September 30,	December 31,
A S S E T S	2012	2011
	(Unaudited)

Cash and noninterest-bearing deposits	$2,420	$3,498
Interest-bearing demand deposits	19,531	46,734
Federal funds sold	1,000	2,175
Total cash and cash equivalents	22,951	52,407

Securities available-for-sale, at estimated market value	86,636	72,955
First National Banker’s Bank stock, at cost	210	210
Federal Home Loan Bank stock, at cost	109	240
Loans, net of allowance for loan losses of $1,559- 2012 and $1,625-2011	141,437	131,454
Accrued interest receivable	869	715
Premises and equipment, net	5,275	5,418
Other assets owned	10	10
Prepaid and other assets	1,176	1,189

Total assets	$258,673	$264,598

The accompanying notes are an integral part of the consolidated financial statements.

	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2012	2011
	(Unaudited)

Liabilities:
Deposits:
Noninterest-bearing	$26,124	$37,850
Interest-bearing	189,748	185,863
Total deposits	215,872	223,713
Accrued interest payable	228	264
Other liabilities	2,228	1,591
Total liabilities	218,328	225,568

Commitments and contingent liabilities

Stockholders' equity:
Preferred stock-$.01 par value; authorized
10,000,000 shares; none issued-no
rights/preferences set by board	—	—
Common stock-$.01 par value; authorized
40,000,000 shares: 2,431,374 shares issued
and 2,369,065 shares-2012 and 2,420,231
shares-2011 outstanding	24	24
Additional paid-in capital	30,040	29,922
Retained earnings	11,263	9,560
Accumulated other comprehensive income	963	394
	42,290	39,900

Unearned common stock held by Recognition
and Retention Plan (RRP) (47,736 shares - 2012 and 34,476 shares – 2011)	(567)	(319)
Unallocated common stock held by ESOP (50,892 – shares-2012 and 57,546 shares- 2011 unreleased)	(475)	(551)
Treasury stock-at cost (62,309 shares- 2012 and 0 shares-2011	(903)	—

Total stockholders' equity	40,345	39,030
(Substantially restricted)

Total liabilities and stockholders' equity	$258,673	$264,598

The accompanying notes are an integral part of the consolidated financial statements.

MINDEN BANCORP. INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share)

	Three months Ended		Nine months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest and dividend income:
Loans, including fees	$2,111	$2,015	$6,230	$5,958
Investments-taxable:
Securities	75	142	220	434
Mortgage-backed securities	220	154	689	415
Other	14	19	53	68
Total interest income	2,420	2,330	7,192	6,875

Interest expense:
Interest-bearing demand deposits and
savings	61	65	188	225
Certificates of deposit	256	300	791	937
Total interest expense	317	365	979	1,162

Net interest income	2,103	1,965	6,213	5,713
Provision for loan losses	30	30	90	90

Net interest income after provision for loan
losses	2,073	1,935	6,123	5,623

Noninterest income:
Customer service fees	175	245	516	673
Gain on sale of assets	—	—	1	179
Other operating income	18	9	40	28
Total noninterest income	193	254	557	880

Noninterest expense:
Salaries and benefits	632	627	1,937	1,794
Occupancy expense	184	234	558	626
FDIC deposit insurance	35	68	105	226
Professional and supervisory fees	73	91	253	243
Computer Expense	40	43	122	124
Other operating expense	105	105	324	332
Total noninterest expense	1,069	1,168	3,299	3,345

Income before income taxes	1,197	1,021	3,381	3,158
Income tax expense	394	343	1,137	1,074
Net income	$803	$678	$2,244	$2,084

Earnings per share (EPS)-basic	$0.35	$0.29	$0.98	$0.89
Diluted EPS	$0.33	$0.27	$0.91	$0.83

The accompanying notes are an integral part of the consolidated financial statements.

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(in thousands)

	Three months Ended		Nine months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Consolidated Net Income:	$803	$678	$2,244	$2,084
Other Comprehensive Income (Loss) Before Tax:
Unrealized gains (losses) on securities
available for sale:
Unrealized holding gains (losses)	524	369	861	341
	524	369	861	341

Income Tax:
Unrealized gains (losses) on securities
available for sale	178	125	292	116
	178	125	292	116

Other Comprehensive Income	346	244	569	225

Comprehensive Income	$1,149	$922	$2,813	$2,309

The accompanying notes are an integral part of the consolidated financial statements.

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except per share)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned RRP	Unearned ESOP/SOP	Treasury Stock	Total
Balance January 1, 2011	$15	$16,575	$9,256	$267	$(60)	$(95)	$(1,848)	$24,110
Net Income	—	—	2,084	—	—	—	—	2,084
Change in net unrealized gain on
securities available for sale, net of taxes	—	—	—	225	—	—	—	225
Issuance of Common Stock, net of $920
conversion cost	9	13,014	—	—	—	(557)	—	12,466
Exercise of stock options	—	362	—	—	—	—	—	362
Dividends (.065 per share)			(310)					(310)
Amortization of awards under RRP-net
of release of RRP/ESOP/SOP	—	(29)	—	—	—	—	—	(29)
Unearned RRP/ESOP	—	39	—	—	30	61	—	130
Treasury stock retired	—	—	(1,848)	—	—	—	1,848	—
Balance September 30, 2011	$24	$29,961	$9,182	$492	$(30)	$(591)	$—	$39,038
Balance January 1, 2012	$24	$29,922	$9,560	$394	$(319)	$(551)	$—	$39,030
Net Income	—	—	2,244	—	—	—	—	2,244
Change in net unrealized gain on
securities available for sale, net of taxes	—	—	—	569	—	—	—	569
Exercise of stock options	—	118						118
Dividends (.225 per share)	—	—	(541)	—	—	—	—	(541)
Amortization of awards under RRP-net
of release of RRP/ESOP/SOP	—	—	—	—	87	28	—	115
Unearned RRP/ESOP	—	—	—	—	—	48	—	48
Purchase of shares for RRP	—	—	—	—	(335)	—	—	(335)
Purchase of treasury stock	—	—	—	—	—	—	(903)	(903)
Balance September 30, 2012	$24	$30,040	$11,263	$963	$(567)	$(475)	$(903)	$40,345

The accompanying notes are an integral part of the consolidated financial statements.

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months Ended
	September 30, 2012	September 30, 2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$2,244	$2,084
Adjustments to reconcile net income to net cash provided by
Provision for loan losses	90	90
Depreciation and amortization	197	210
RRP and other expenses	162	101
Net amortization of securities	827	335
Gain on sale of assets	(1)	(178)
Loans held for sale-originated	(5,038)	(2,960)
Loans held for sale-sold	4,531	2,960
(Increase) decrease in prepaid expenses and other assets	(140)	1,122
Increase in interest payable and other liabilities	308	197
Net cash provided by operating activities	3,180	3,961
Cash flows from investing activities:
Sales, maturities and pay-downs of securities available for sale	17,411	30,911
Purchase of securities available for sale	(31,057)	(36,762)
Sales, maturities and pay-downs of securities held to maturity	—	136
Net increase in loans	(9,565)	(5,643)
Purchase of premises and equipment, net	(55)	(21)
Proceeds from sale of other assets	132	11
Net cash used by investing activities	(23,134)	(11,368)
Cash flows from financing activities:
Net decrease in deposits	(7,841)	(13,754)
Proceeds from stock offering - net of costs	—	2,717
Proceeds from stock options exercised	118	362
Purchase of shares for RRP	(335)	—
Purchase of treasury stock	(903)	—
Dividends paid	(541)	(309)
Net cash used by financing activities	(9,502)	(10,984)

The accompanying notes are an integral part of the consolidated financial statements.

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months Ended
	September 30, 2012	September 30, 2011
	(Unaudited)	(Unaudited)

Net decrease in cash and cash equivalents	(29,456)	(18,391)
Cash and cash equivalents at beginning of period	52,407	48,702
Cash and cash equivalents at end of period	$22,951	$30,311
Supplemental disclosures:
Interest paid on deposits and borrowed funds	$1,030	$1,210
Income taxes paid	$1,169	$265
Noncash investing and financing activities:
Transfer of loans to real estate owned & repossessed assets	$168	$10
Increase (Decrease) in unrealized gain (loss) on securities available for sale	$861	$341

  The accompanying notes are an integral part of the consolidated financial statements.

MINDEN BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

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

Basis of Presentation. These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the nine month period ended September 30, 2012 are not necessarily

1.	Summary of Significant Accounting Policies (Continued)

indicative of the results to be obtained for the full fiscal year ended December 31, 2012.

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of September 30, 2012. In preparing these financial statements, the Company evaluated subsequent events through the date these financial statements were issued.

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

Advertising Costs. Advertising costs are expensed as incurred. Such costs amounted to approximately $24,000 and $22,000 for the nine months ended September 30, 2012 and 2011, respectively, and are included in other operating expense.

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

2.	Investment Securities

There were no securities held-to-maturity at September 30, 2012 and December 31, 2011.

Securities available-for-sale (in thousands) consists of the following:

	September 30, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Municipals	$3,290	$59	$16	$3,333
Agency Bonds	20,742	247	—	20,989
CMO	9,206	—	125	9,081
FNMA pools	37,661	886	—	38,547
FHLMC pools	12,249	386	—	12,635
GNMA pools	2,029	22	—	2,051
	$85,177	$1,600	$141	$86,636

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Municipals	$868	$18	$—	$886
Agency Bonds	24,887	252	—	25,139
CMO	1,828	16	—	1,844
FNMA pools	31,504	223	38	31,689
FHLMC pools	10,732	155	30	10,857
GNMA pools	2,539	1	—	2,540
	$72,358	$665	$68	$72,955

The amortized cost and estimated market value of investment securities (in thousands) at September 30, 2012 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

2.	Investment Securities (Continued)

	Available for Sale
	Amortized Cost	Fair Value
One year or less	$7,911	$7,949
After 1 year thru 5 years	74,290	75,668
After 5 years thru 10 years	1,264	1,266
After 10 years	1,712	1,753
	$85,177	$86,636

At September 30, 2012, investment securities with a financial statement carrying amount (in thousands) of $50,214 were pledged to secure public and private deposits. Investment securities were sold during the nine months ending September 30, 2011 at a net gain of $177,000. There was no investment securities sold during the nine months ending September 30, 2012. Sales, maturities and calls are detailed on the statement of cash flows.

Information pertaining to securities with gross unrealized losses (in thousands) at September 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2012:
Municipals	$989	$16	$—	$—	$989	$16
CMO	9,081	125	—	—	9,081	125
	$10,070	$141	$—	$—	$10,070	$141

December 31, 2011:
Mortgage backed
securities	$15,613	$68	$—	$—	$15,613	$68
	$15,613	$68	$—	$—	$15,613	$68

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

3.	Loans and Allowance for Loan Losses

The composition of the Company’s loan portfolio (in thousands) at September 30, 2012 and December 31, 2011, consisted of the following:

	2012	2011
Loans secured by real estate:
Secured by 1-4 family residential properties	$59,279	$58,785
Secured by nonfarm, nonresidential properties	55,021	48,160
Commercial and industrial loans	15,968	13,063
Consumer loans (including overdrafts of
$296 and $40)	9,798	10,427
Loans secured by deposits	4,244	4,162
Total	144,310	134,597

Less: Allowance for loan losses	(1,559)	(1,625)
Unfunded construction loan commitments	(1,314)	(1,518)

Loans, net	$141,437	$131,454

3.	Loans and Allowance for Loan Losses (Continued)

Changes in the allowance for loan losses (in thousands) for the nine months ended September 30, 2012 and the year ended December 31, 2011 are summarized as follows:

	2012	2011
Balance, beginning of period	$1,625	$1,286
Provision for loan losses	90	370
Recoveries	25	7
Loans charged off	(181)	(38)
Balance, end of period	$1,559	$1,625

The following tables detail the balance in the allowance for loan losses (in thousands) by portfolio segment at September 30, 2012:

	Balance			Provision	Balance
	January 1,	Charge-		for Loan	Sept. 30,
	2012	offs	Recoveries	Losses	2012

Loans secured by real estate:
Secured by 1-4 family residential properties	$322	$140	$—	$447	$629
Secured by nonfarm, nonresidential properties	692	—	—	(103)	589
Commercial and industrial loans	233	—	—	(71)	162
Consumer loans	378	41	25	(183)	179
Loans secured by deposits	—	—	—	—	—
Total	$1,625	$181	$25	$90	$1,559

	Allowance for Loan Losses
	Disaggregated by Impairment Method
	Individually	Collectively	Total

Loans secured by real estate:
Secured by 1-4 family residential properties	$22	607	629
Secured by nonfarm, nonresidential properties	—	589	589
Commercial and industrial loans	—	162	162
Consumer loans	4	175	179
Loans secured by deposits	—	—	—
	$26	$1,533	$1,559

3.	Loans and Allowance for Loan Losses (Continued)

The following table summarizes information (dollars in thousands) relative to loan modifications determined to be troubled debt restructurings. As of September 30, 2012, all the troubled debt restructurings are included in impaired loans.

Troubled Debt Restructurings

	September 30, 2012
		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Recorded Investment	Recorded Investment

1-4 family residential	7	$224	$224
Nonfarm, nonresidential	4	781	781
Total real estate loans	11	1,005	1,005
Commercial and industrial	1	15	15
Consumer loans	12	78	78
Total loans	24	$1,098	$1,098

There have been no subsequent defaults of troubled debt restructurings.

Restructured loans (loans which had been renegotiated at below-market interest rates or for which other concessions were granted, but are accruing interest) were $706,000 at September 30, 2012.

The following table details loans individually and collectively evaluated for impairment (in thousands) at September 30, 2012:

	Loans Evaluated for Impairment
	Individually	Collectively	Total
Loans secured by real estate:
Secured by 1-4 family residential properties	$327	$58,016	$58,343
Secured by nonfarm, nonresidential properties	804	53,839	54,643
Commercial and industrial loans	15	15,953	15,968
Consumer loans	98	9,700	9,798
Loans secured by deposits	—	4,244	4,244
Total	$1,244	$141,752	$142,996

3.	Loans and Allowance for Loan Losses (Continued)

	Impaired Loans
	For the Nine Months Ended September 30, 2012
		Unpaid		Interest
	Recorded	Principal	Related	Income
	Investment	Balance	Allowance	Recognized

With no related allowance recorded:
Secured by 1-4 family residential properties	$281	$281	$—	$20
Secured by nonfarm, nonresidential properties	804	804	—	1
Commercial and industrial loans	15	15	—	3
Consumer loans	93	93	—	5
Loans secured by deposits	—	—	—	—

With an allowance recorded:
Secured by 1-4 family residential properties	46	46	22	3
Secured by nonfarm, nonresidential properties	—	—	—	—
Commercial and industrial loans	—	—	—	—
Consumer loans	16	16	4	1
Loans secured by deposits	—	—	—	—

Total:
Secured by 1-4 family residential properties	$327	$327	$22	$23
Secured by nonfarm, nonresidential properties	804	804	—	1
Commercial and industrial loans	15	15	—	3
Consumer loans	109	109	4	6
Loans secured by deposits	—	—	—	—

The average recorded investment on the impaired loans for the nine months ended September 30, 2012 was $35,000.

Total non-accrual loans (in thousands) at September 30, 2012 and December 31, 2011 were $392 and $338, respectively. Interest income (in thousands) of approximately $33 and $12 would have been recognized for the nine months ended September 30, 2012 and September 30, 2011, respectively, had the loans not been on non-accrual.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

The table below illustrates the carrying amount (in thousands) of loans by credit quality indicator at September 30, 2012:

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Loans secured by real estate:
Secured by 1-4 family residential properties	$57,491	$483	$369	$—	$—	$58,343
Secured by nonfarm, nonresidential properties	53,342	1,203	98	—	—	54,643
Commercial and industrial loans	15,944	9	15	—	—	15,968
Consumer loans	9,539	161	98	—	—	9,798
Loans secured by deposits	4,243	1	—	—	—	4,244
Total	$140,559	$1,857	$580	$—	$—	$142,996

A summary of current, past due and nonaccrual loans (in thousands) at September 30, 2012 was as follows:

	Past Due	Past Due Over 90 Days
	30-89	and	Non-	Total		Total
	Days	Accruing	Accruing	Past Due	Current	Loans

Loans secured by real estate:
Secured by 1-4 family residential properties	$1,884	$103	$224	$2,211	$56,132	$58,343
Secured by nonfarm, nonresidential properties	212	23	75	310	54,333	54,643
Commercial and industrial loans	210	—	15	225	15,743	15,968
Consumer loans	283	21	78	382	9,416	9,798
Loans secured by deposits	13	—	—	13	4,231	4,244
Total	$2,602	$147	$392	$3,141	$139,855	$142,996

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

4.	Other Assets

Other assets (in thousands) at September 30, 2012 and December 31, 2011 consist of the following:

	2012	2011
Cash value of life insurance	$625	$616
Prepaid expenses	551	571
Other	—	2
	$1,176	$1,189

5.	Deposits

Deposits as of September 30, 2012 and December 31, 2011 (in thousands) are summarized as follows:

	2012	2011
Demand deposit accounts (including official checks of $889 in 2012 and $621 in 2011)	$111,492	$124,437
Passbook savings	15,573	14,415
Certificates of deposit:
0.00% – 0.99%	26,639	13,089
1.00% – 1.99%	61,197	70,712
2.00% – 2.99%	971	1,060
Total certificates of deposit	88,807	84,861
Total deposits	$215,872	223,713

Scheduled maturities of certificates of deposit (in thousands) at September 30, 2012 are as follows:

	2012	2013	2014	2015	Total

0.00% – 0.99%	10,394	15,423	822	—	26,639
1.00% – 1.99%	14,315	29,774	13,421	3,687	61,197
2.00% – 2.99%	60	911	—	—	971
Total	24,769	46,108	14,243	3,687	88,807

Included in deposits (in thousands) at September 30, 2012 and December 31, 2011 are $45,756 and $42,128, respectively, of certificates of deposit (CD) in denominations of $100,000 or more. Deposit insurance coverage has been increased by regulation to cover deposits up to $250,000.

6.	Federal Home Loan Bank Advances

Federal Home Loan Bank (“FHLB”) advances represent short-term, fixed-rate borrowings from the Federal Home Loan Bank of Dallas. The Bank has borrowed advances for periods from overnight to four and one-half months. Interest rates paid on the advances vary by term and are set by the FHLB. There were no advances outstanding at September 30, 2012 and December 31, 2011.

The Bank has an available line of credit (in thousands) with the FHLB of $95,282 at September 30, 2012 with $95,282 available for use.

7.	Pension/ESOP Plan

In 2001, the Bank adopted a 401(k) retirement plan covering all employees based on a year of service. The Bank contributes up to a 6% match of the employee’s contribution based upon Board approval. Plan contributions (in thousands) for the nine months ended September 30, 2012 and 2011 were $64 and $57, respectively.

The Company established an ESOP and loaned the ESOP $524 (in thousands) in July 2002 to purchase 52,371 pre-conversion shares of common stock, which amounted to 3.8% of the outstanding shares at such date. The loan matured and was paid off on June 30, 2012. Additionally the ESOP was extended a loan in 2011 in the amount of $558 (in thousands) to purchase 55,772 shares of common stock. The remaining balance (in thousands) due of $522 at $38 (in thousands) per year including interest is payable over approximately nineteen years. The Bank made contributions to the ESOP to enable it to make the note payments (in thousands) of $61 and $78, respectively, during the nine months ended September 30, 2012 and 2011, which is included in salaries and benefits on the income statement. As the notes are paid, the shares will be released and allocated to the participants of the ESOP. The market value of the unreleased ESOP shares (50,892) at September 30, 2012 was approximately $763,000.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below, in thousands) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2012, that the Bank met all capital adequacy requirements to which it is subject.

As of September 30, 2012, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier I leverage ratios, and tangible capital ratios as set forth in the table (amounts in thousands). The Bank's actual capital amounts (in thousands) and ratios are also presented in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

8.	Retained Earnings and Regulatory Capital (Continued)

	Actual		For Capital Adequacy Purposes:		To be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2012
Total capital (to Risk
Weighted Assets)	$36,488	26.48%	>$11,022	>8.0%	>$13,777	>10.0%
Core (Tier I) Capital (to
Risk Weighted Assets)	$34,929	25.35%	N/A	N/A	>$8,266	>6.0%
Core (Tier I) Capital (to
Total Assets)	$34,929	13.50%	>$10,346	>4.0%	>$12,932	>5.0%
Tangible Capital
(to Total Assets)	$34,929	13.50%	>$3,880	>1.5%	N/A	N/A

As of December 31, 2011
Total capital (to Risk
Weighted Assets)	$34,055	27.26%	>$9,994	>8.0%	>$12,492	>10.0%
Core (Tier I) Capital (to
Risk Weighted Assets)	$32,493	26.01%	N/A	N/A	>$7,495	>6.0%
Core (Tier I) Capital (to
Total Assets)	$32,493	12.31%	>$10,560	>4.0%	>$13,200	>5.0%
Tangible Capital
(to Total Assets)	$32,493	12.31%	>$3,960	>1.5%	N/A	N/A

Capital for the Company is not significantly different than those above for the Bank. The following is a reconciliation of the Bank’s equity under GAAP to regulatory capital at the dates indicated (dollars in thousands):

	September 30, 2012	December 31, 2011
GAAP equity	$35,892	$32,887
Accumulated other comprehensive unrealized gains	(963)	(394)
Tier 1 Capital	34,929	32,493
Allowance for loan losses	1,559	1,562
Total capital	$36,488	$34,055

9.	Fair Value of Financial Instruments

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

The estimated fair values (in thousands), and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$22,951	$22,951	$52,407	$52,407
Securities available for sale	86,636	86,636	72,955	72,955
FNBB & FHLB stock	319	319	450	450
Loans, net	141,437	140,998	131,454	131,046
Accrued interest receivable	869	869	715	715

Financial liabilities:
Deposits	215,872	216,066	223,713	223,914
Accrued interest payable	228	228	264	264

Off-balance sheet credit related to
financial instruments:
Commitments to extend credit	32,654	32,654	31,830	31,830

Off-balance sheet derivative financial instruments: None

The Company adopted FASB Accounting Standards Topic 820, “Fair Value Measurements” (Topic 820), as of January 1, 2008. Topic 820 requires disclosures that stratify balance sheet amounts measured at fair value based on the inputs used to derive fair value measurements. These strata included:

•	Level 1 valuations, where the valuation is based on quoted market prices for identical assets or liabilities traded in active markets (which include exchanges and over-the-counter markets with sufficient volume),

•	Level 2 valuations, where the valuation is based on quoted market prices for similar instruments traded in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market, and

•	Level 3 valuations, where the valuation is generated from model-based techniques that use significant assumptions not observable in the market, but observable based on the Company’s-specific data. These unobservable assumptions reflect the Company’s own estimates for assumptions that market participants would use in pricing the asset or liability. Valuation techniques typically include option pricing models, discounted cash flow models and similar techniques, but may also include the use of market prices of assets or liabilities that are not directly comparable to the subject asset or liability.
24

9.	Fair Value of Financial Instruments (Continued)

Fair values of assets and liabilities (in thousands) measured on a recurring basis at September 30, 2012 and December 31, 2011 are as follows:

	Level 1	Level 2	Level 3	Fair Value
September 30, 2012:
Securities available for sale	$—	$86,636	$—	$86,636

December 31, 2011:
Securities available for sale	—	72,955	—	72,955

10.	Segment Reporting

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

The Company authorized 45,634 (26,186 pre-conversion) shares of the Company’s common stock to be awarded under the agreement and purchased the shares in the open market to fund the 2003 RRP plan. As of September 30, 2012 6,066 shares had not vested. Shares vested and issued during the nine months ended September 30, 2012 and 2011 were 2,281 and 2,281, respectively.

On July 12, 2011 the Company authorized 49,534 shares of the Company’s common stock to be awarded under the 2011 RRP agreement. As of September 30, 2012, 49,534 shares had been purchased in the open market at a cost of $686,000. As of September 30, 2012, 39,337 shares had been awarded under the 2011 RRP agreement. Initial vesting of shares under this agreement began on July 12, 2012 with 7,864 shares vesting on such date.

Expense for the 2003 RRP and 2011 RRP is being amortized over a 60-month period and is based on the market value of the Company’s stock as of the date of the awards which was $11.96 with respect to the 2008 awards and $6.31 and $12.00 for the 2009 and 2011 awards, respectively. All awards prior to 2007 have been fully amortized. Total compensation under the 2003 RRP and 2011 RRP agreements for the nine months ended September 30, 2012 and 2011 was $87,000 and $39,000, respectively, and is included in salaries and benefits.

The Company established the 2003 Stock Option Plan (“the 2003 Option Plan”) and the 2011 Stock Option Plan (“the 2011 Option Plan”) under which 114,084 (65,464 pre-conversion) and 123,836 shares of Company stock, respectively, are reserved for the grant of stock options to directors, officers and employees. The Plans provide for vesting of options granted to participants at 20% per year and the options expire in ten years. The exercise price of the options is equal to the fair market value of the common stock on the grant date. As of September 30, 2012, options covering 152,781 shares were outstanding and had an average exercise price of $10.51. Options totaling 64,172 shares

11.	Stock Based Benefit Plans (Continued)

were vested and exercisable at September 30, 2012 with an average exercise price of $9.20.

The fair value of each outstanding option is estimated on the date of the grant using the Black-Scholes option-pricing formula with the following weighted average assumptions; 1% dividend yield, 10 years expected life, 30.07% expected volatility and 3.53% risk free interest. The majority of the 2003 Option Plan options were granted in May 2003 and have fully vested. The value of 4,888 shares granted in 2008 was considered immaterial and the value of 20,867 shares issued in 2009 had an approximate value of $50,000 under the Black-Scholes option-pricing formula. 2011 Option Plan shares granted (99,108) had an approximate value of $175,000 under the Black-Scholes option-pricing formula.

The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based upon the Company’s history and expectation of dividend payouts.

The Company's Stock Benefits Administration Committee of the Board of Directors oversees the RRP and Option Plans.

A summary of the status of the Company’s stock options is presented below:

	Total Options
	Number of Shares	Average Exercise Price	Average Intrinsic Value
Outstanding - December 31, 2007	82,046	$8.82
Granted	4,888	$11.96
Outstanding - December 31, 2008	86,934	$9.00
Granted	20,867	$6.31
Outstanding - December 31, 2010 and 2009	107,801	$8.65
Granted - 2011	99,108	$12.00
Forfeited and exercised – 2011	(42,985)
Exercised - 2012	(11,143)
Outstanding –September 30, 2012	152,781	$10.51	$685,790
Options exercisable at period end	64,172	$9.20	$372,490

11.	Stock Based Benefit Plans (Continued)

Information pertaining to options outstanding at September 30, 2012 is as follows:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$5.00-$7.50	20,867	7 years	$6.31
$7.51 - $10.00	34,173	2 years	$8.82
$10.01 and above	97,741	10 years	$12.00

Outstanding at end of period	152,781	7.0 years	$10.51

As of September 30, 2012, there were options covering 64,172 shares exercisable at a weighted average price of $9.20. The exercise prices of those options were between $6.31 and $12.00.

	Number of Shares	Weighted Grant Date Fair Value
Non-vested options, December 31, 2011	113,580	$11.37
Vested	(24,971)	$11.05
Non-vested options, September 30, 2012	88,609	$11.46

12.	Supplemental Retirement Benefit Agreement

The Bank has entered into supplemental retirement benefit agreements (the “Agreements”) with three key executives. The Agreements provide for monthly retirement benefits in the amount of $5,000 per month for ten to fifteen years from the date they retire for the executive group as a whole. As of September 30, 2012 and December 31, 2011, a liability (in thousands) of $339 and $342, respectively, was accrued for the Agreements.

13.	Earnings Per Share (EPS)

EPS is calculated based on average weighted common shares outstanding less ESOP and RRP shares not released and less treasury stock. The number of shares used in the EPS computation at September 30, 2012 was 2,297,659 and at September 30, 2011 was 2,346,263.

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

15.	Stock Repurchase Plans

On May 16, 2012, the Board of Directors approved a stock repurchase plan which provides for the repurchase of up to 70,000 shares, or approximately 3% of the Company’s issued and outstanding shares of common stock. As of September 30, 2012, 62,309 shares had been repurchased under this plan at a cost of $903,000.

On October 10, 2012, the Board of Directors approved a second stock repurchase plan which provides for the repurchase of up to an additional 50,000 shares, or approximately 2% of the Company’s issued and outstanding shares of common stock. The second repurchase agreement will commence upon the completion of the first repurchase program.

The shares for the stock repurchase plans may be purchased in the open market or in privately negotiated transaction from time to time depending upon the market conditions and other factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Minden Bancorp, Inc. (“Minden Bancorp” or the “Company”) the company for MBL Bank (the “Bank”) from December 31, 2011 to September 30, 2012 and on its results of operations during the first nine months of 2012 and 2011. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the financial statements and related notes appearing in Item 1.

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

Changes in Financial Condition at September 30, 2012 Compared to December 31, 2011

Total assets decreased $5.9 million or 2.2% to $258.7 million at September 30, 2012 compared to $264.6 million at December 31, 2011. The decrease primarily reflected a $29.5 million decrease in cash and cash equivalents, partially offset by a $13.7 million or 18.8% increase in investment securities and a $10.0 million or 7.6% increase in net loans. The Company continued its efforts to expand its loan portfolio during the first nine months of 2012. Total deposits decreased by $7.8 million or 3.5% to $215.9 million at September 30, 2012. The decrease in deposits reflected normal seasonal withdrawals.

Stockholders’ equity increased by $1.3 million or 3.4% to $40.3 million at September 30, 2012 as compared to $39.0 million at December 31, 2011. The increase was in part due to net income of $2.2 million and a net increase in unrealized gain on securities available for sale of $569,000 for the nine months ended September 30, 2012. Stockholders’ equity was reduced by dividends paid of $541,000, the purchase of shares in the amount of $335,000 for the Company’s Recognition and Retention Plan, and purchase of treasury stock for $903,000.

Non-performing assets and troubled debt restructuring, which consist of non-accruing loans, accruing loans 90 days or more delinquent, troubled debt restructurings, and other repossessed assets owned, increased to $1.3 million or 0.5% of total assets at September 30, 2012 from $1.1 million or 0.4% of total assets at December 31, 2011. This increase was due to a $59,000 increase in accruing loans 90 days or more delinquent and an increase of $54,000 in non-accrual loans. At September 30, 2012, the $549,000 of nonperforming assets consisted of $147,000 of accruing loans 90 days or more delinquent, $392,000 of non-accrual loans and $10,000 of other repossessed assets. At September 30, 2012, the $392,000 of non-accrual loans included $224,000 of single-family residential mortgage loans, $78,000 of consumer loans and $90,000 of other loans. Management continues to aggressively pursue the collection and resolution of all delinquent loans. In addition, we had at September 30, 2012 one $706,000 non-residential real estate loan deemed a troubled restructuring which is on an accrual basis due to its continued performance in accordance with its modified terms for more than nine months.

At September 30, 2012 and December 31, 2011, the allowance for loan losses amounted to $1.6 million and $1.6 million, respectively. At September 30, 2012, the allowance for loan losses amounted to 124.3% of nonperforming assets and 1.08% of total loans receivable, as compared to 373.0% and 1.21%, respectively, at December 31, 2011. The decrease in the ratio of the allowance for loan losses to total non-performing assets was primarily due to an increase in the amount of non-performing loans.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011

We recorded net income of $803,000 for the three months ended September 30, 2012 as compared to net income of $678,000 for the same period in 2011.

Net interest income for the three months ended September 30, 2012 increased $138,000 or 7.0% to $2.1 million as compared to $2.0 million for the same period in 2011. Net interest income increased $500,000 or 8.8% to $6.2 million for the nine months ended September 30, 2012 as compared to $5.7 million for the same period in 2011. The increase in net interest income for the three and nine month periods ended September 30, 2012 reflected an increase in interest income of $90,000 and $317,000, respectively, primarily due to loan growth combined with $48,000 and $183,000 decreases in interest expense for the three and nine months ended September 30, 2012. Decreases in interest expense reflect the continued re-pricing downward of our deposit liabilities resulting from the decline in interest rates.

For the three and nine month periods ended September 30, 2012, the average rates paid on interest-bearing liabilities were .66% and .69%, respectively, as compared to .84% and .89% for the comparable periods in 2011. Likewise, the yields on our net interest-earning assets also declined to 3.92% and 3.87%, respectively, in 2012 as compared to 4.16% and 4.04% for the comparable 2011 periods. However, such declines were partially offset by increases in the balances of our interest-earning assets in the 2012 periods compared to the same periods in 2011. Our net interest margins were 3.41% and 3.34%, respectively, for the three and nine months ended September 30, 2012, compared to 3.51% and 3.36%, respectively, for the three and nine months ended September 30, 2011.

The provision for loan losses amounted to $30,000 and $90,000 for the three and nine months ended September 30, 2012 and 2011.

Total non-interest income decreased from $254,000 and $880,000 for the three and nine months ended September 30, 2011, to $193,000 and $557,000 for the comparable periods in 2012. Non-interest income for the nine months ended September 30, 2011 includes a gain on sale of assets of $179,000 as compared to $1,000 for the nine months ended September 30, 2012. There were no sales of investment securities for the nine months ended September 30, 2012 as compared to the sale of $18.4 million of investment securities during the nine months ended September 30, 2011.

Non-interest expense was $1.1 million and $3.3 million for the three and nine months ended September 30, 2012, respectively, as compared to $1.2 million and $3.3 million for the same periods in 2011.

We incurred income tax expense of $394,000 and $1.1 million for the three and nine months ended September 30, 2012 as compared to $343,000 and $1.1 million for the comparable periods in 2011. Our effective tax rates were 34.0% for all periods.

Liquidity and Capital Resources

We maintain levels of liquid assets deemed adequate by management. We adjust our liquidity levels to fund deposit outflows, repay our borrowings and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements. Our deposit accounts with the Federal Home Loan Bank of Dallas and Federal Reserve Bank of Dallas amounted to $19.5 million and $46.7 million at September 30, 2012 and December 31, 2011, respectively.

A significant portion of our liquidity consists of securities classified as available-for-sale and cash and cash equivalents. Our primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts. If we require funds beyond our ability to generate them internally, we have borrowing agreements with the Federal Home Loan Bank of Dallas which provide an additional source of funds. At September 30, 2012, we did not have any advances from the Federal Home Loan Bank of Dallas and had $95.3 million in borrowing capacity.

At September 30, 2012, we had outstanding commitments to originate loans totaling $32.7 million. At September 30, 2012, certificates of deposit scheduled to mature in less than one year, totaled $67.8 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal if such renewals occur in a rising interest rate environment. We intend to utilize our high levels of liquidity to fund our lending activities. If additional funds are required to fund lending activities, we intend to sell our securities classified as available-for-sale as needed.

The Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively. At September 30, 2012, the Bank exceeded each of its capital requirements with ratios of 13.50%, 13.50% and 26.48%, respectively, and was deemed “well-capitalized” for regulatory capital purposes.

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

MINDEN BANCORP, INC.

Date: November 14, 2012	By:	/s/ Jack E. Byrd, Jr.
Jack E. Byrd, Jr.
President and Chief Executive Officer

Date: November 14, 2012	By:	/s/ Becky T. Harrell
Becky T. Harrell
Chief Financial Officer

