Form 10-K
period 2012-12-31
MINDEN BANCORP, INC.
filed 2013-03-29
CIK 1501331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price of $14.50 on June 29, 2012, the last business day of the Registrant's second quarter was approximately $25,210,672 million (2,360,231 shares outstanding less 621,564) shares held by affiliates at $14.50 per share). Although directors and officers and the ESOP were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of common stock outstanding as of March 15, 2013: 2,375,192

DOCUMENTS INCORPORATED BY REFERENCE

1.          Portions of the definitive Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10−14 of this Form 10−K.

MINDEN BANCORP, INC.

2012 ANNUAL REPORT ON FORM 10-K

i

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward looking statements (as defined in the Securities Exchange Act of 1934 and the regulations thereunder). These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Minden Bancorp, Inc. (“Minden Bancorp”) and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward looking statements may be identified by the use of such words as: “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or words of similar meaning, or future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly.” Forward looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumption, many of which are difficult to predict and generally are beyond the control of Minden Bancorp and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values; (2) the levels of non-interest income and expense and the amount of loan losses; (3) competitive pressure among depository institutions increasing significantly; (4) changes in the interest rate environment causing reduced interest margins; (5) general economic conditions, either nationally or in the markets in which Minden Bancorp is or will be doing business, being less favorable than expected;(6) political and social unrest, including acts of war or terrorism; or (7) legislation or changes in regulatory requirements adversely affecting the business in which Minden Bancorp is or will be engaged. Minden Bancorp undertakes no obligation to update these forward looking statements to reflect events or circumstances that occur after the date on which such statements were made.

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

PART I

Item 1. Business.

BUSINESS

General

Minden Bancorp, Inc. (“Minden Bancorp”) is a Louisiana corporation and a savings and loan holding company which owns 100% of the capital stock of MBL Bank, which is a Louisiana-chartered, registered community-oriented building and loan association headquartered in Minden, Louisiana. On January 4, 2011, the “second-step” conversion of MBL Bank from the mutual holding company structure to the stock holding company structure pursuant to a Plan of Conversion and Reorganization was completed. Upon completion of the conversion and reorganization, Minden Bancorp became the holding company for MBL Bank and owns all of the issued and outstanding shares of MBL Bank’s common stock. In connection with the conversion and reorganization, 1,394,316 shares of common stock, par value $0.01 per share, of Minden Bancorp were sold in subscription and community offerings to certain depositors of MBL Bank and other investors for $10.00 per share, or $13.9 million in the aggregate, and 984,889 shares of common stock were issued in exchange for the outstanding shares of common stock of the federally chartered mid-tier holding company for MBL Bank, which also was known as Minden Bancorp, Inc. (“old Minden Bancorp”), held by the “public” shareholders of old Minden Bancorp (all shareholders except Minden Mutual Holding Company). Each share of common stock of old Minden Bancorp was converted into the right to receive 1.7427 shares of common stock of Minden Bancorp in the conversion and reorganization.

Minden Bancorp is the successor to old Minden Bancorp and references to Minden Bancorp include references to old Minden Bancorp where applicable.

MBL Bank operates a total of two banking offices located in Webster Parish, in northwest Louisiana. Our primary business consists of attracting deposits from the general public and using those funds, to originate loans to our customers and invest in securities such as U.S. Government and agency securities, mortgage-backed securities and municipal obligations. At December 31, 2012, we had total assets of $276.5 million, total deposits of $234.0 million and stockholders’ equity of $40.3 million.

Historically, MBL Bank has been a traditional savings institution with an emphasis on originating longer term single-family residential first mortgage loans and, to a significantly lesser extent, consumer loans such as automobile and recreational vehicle loans. As part of implementing our business strategy, beginning in 2001 we started to diversify the loan products we offered and increased our efforts to originate higher yielding commercial real estate, commercial business and land loans. Our focus on land loans was to originate commercial purpose loans secured by income producing properties such as timber land or agricultural properties and not loans for the acquisition of raw land for development. In connection with the strategic determination to transform itself to a community bank, MBL Bank hired senior management with significant commercial lending experience in our market area. Commercial real estate and commercial business loans as well as land loans were deemed attractive due to their generally higher yields and shorter anticipated lives compared to single-family residential mortgage loans. As of December 31, 2012, commercial business and commercial real estate loans totaled $52.4 million or 34.8% of the total loan portfolio with land loans, most of which are secured by income producing properties, accounting for an additional $20.2 million or 13.4% of the total loan portfolio.

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

Market Area and Competition

Minden Bancorp is headquartered in Minden, Louisiana and conducts its business through its main office and an additional branch office both of which are located in Webster Parish, Louisiana. The primary market areas we serve are Webster Parish and the contiguous parishes of Claiborne and Bienville as well as the Shreveport-Bossier City-Minden Combined Statistical Area which consists of Webster, Caddo, DeSoto and Bossier Parishes. At June 30, 2012, the most recent date for which data is available, MBL Bank had a deposit market share of 34.5% for Webster Parish as a whole and 45.4% for Minden only, resulting in it having the largest deposit market share both in the parish and in Minden. The economy in our primary market area is fairly diversified with healthcare, retail trade, manufacturing, construction and government constituting the primary basis of the economy. The largest employer in Webster Parish is the Webster Parish School Board.

The population of Webster Parish was estimated at 41,000 in 2010. The population growth rate for Webster Parish has decreased slightly since 1990. The population is projected to decline an additional 1.1% for the period of 2010 through 2015 as compared to an estimated growth rate of 3.7% and 3.9% for Louisiana and the United States. The median household income for Webster Parish at $36,000 in 2010 is below Louisiana and national averages and is projected to lag behind both Louisiana as a whole and the United States. In December 2012, the unemployment rate for Webster Parish was approximately 6.4% as compared to 5.5% for Louisiana and 7.8% for the United States.

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

Lending Activities

General. At December 31, 2012, Minden Bancorp’s net portfolio of loans receivable amounted to $146.5 million, or 53.0%, of the $276.5 million of total assets at such time. Minden Bancorp traditionally concentrated its lending activities on first mortgage loans secured by residential property. Such loans amounted to $55.4 million or 36.8% of the total loan portfolio at December 31, 2012. We do not originate and have not originated single-family residential loans that are considered “sub prime,” “Alt-A”, “no-doc” or “low doc” loans due to credit scores of borrowers being lower than specified thresholds or due to reduced loan document requirements. For the past several years, Minden Bancorp has emphasized the origination of commercial real estate and commercial business loans as well as land loans. Consistent with such approach, commercial real estate, commercial business and land loans amounted to $36.4 million or 24.2%, $16.0 million or 10.6% and $20.2 million or 13.4%, respectively, of the total loan portfolio at December 31, 2012. As a consequence, such loans accounted for $72.6 million in the aggregate or 48.2% of the total loan portfolio as compared to $61.0 million or 45.3% at December 31, 2011. While Minden Bancorp intends to continue to originate single-family residential loans, it will continue its emphasis on the origination of commercial real estate, commercial business and land loans as part of its systematic and orderly transformation to a community bank. In addition, as part of its intent to be a full service community bank, it will continue to offer a variety of other loan products including construction and consumer loans.

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

We generally may not make loans to one borrower and related entities in an amount which exceeds 15% of MBL Bank’s unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. In addition, upon application, the Office of the Comptroller of the Currency permits a savings association (including a state-chartered savings association) to lend up to an additional 15% of unimpaired capital and surplus to one borrower to develop domestic residential housing units meeting certain criteria. At December 31, 2012, our regulatory limit on loans-to-one borrower was approximately $5.6 million, and at such date our five largest loans or groups of loans-to-one borrower, including related entities, aggregated $4.8 million, $4.7 million, $4.0 million, $3.5 million and $3.4 million. Each of our five largest loans or groups of loans was performing in accordance with its terms at December 31, 2012. The largest loan relationship consisted of three loans that are secured by single-family and commercial real estate. The second largest relationship consisted of 35 loans totaling $4.7 million that are primarily commercial real estate and single-family non-owner occupied real estate. The third largest loan relationship consisted of five loans totaling $4.0 million that was secured by non-residential real estate, commercial real estate and land. The fourth largest loan relationship consisted of 80 loans with an aggregate principal balance of $3.5 million secured primarily by single-family non-owner occupied real estate, commercial real estate and commercial business loans. The fifth relationship, aggregating $3.4 million, was secured by commercial real estate.

Loan Portfolio Composition. The following table sets forth the composition of MBL Bank’s loan portfolio by type of loan at the dates indicated.

	2012		2011		2010		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Real estate loans:
One- to four-family residential(1)	$55,427	36.84%	$54,923	40.81%	$56,281	43.30%	$54,364	45.70%	$51,191	45.11%
Commercial real estate	36,401	24.20	34,162	25.38	27,131	20.87	17,946	15.09	15,493	13.65
Land	20,176	13.41	13,750	10.22	11,473	8.83	10,929	9.19	8,824	7.78
Construction	9,049	6.01	4,110	3.05	4,464	3.43	4,129	3.47	3,262	2.88
Total real estate loans	121,053	80.46	106,945	79.46	99,349	76.43	87,368	73.45	78,770	69.42
Consumer loans:
Consumer loans(2)	8,845	5.88	10,427	7.75	12,156	9.35	12,688	10.67	11,055	9.74
Loans secured by deposits	4,592	3.05	4,162	3.09	6,300	4.85	8,706	7.32	11,489	10.12
Commercial business	15,960	10.61	13,063	9.70	12,177	9.37	10,190	8.56	12,163	10.72
Total loans	150,450	100.00%	134,597	100.00%	129,982	100.00%	118,952	100.00%	113,477	100.00%
Less:
Allowance for loan losses	1,605		1,625		1,286		1,001		1,000
Loans in process	2,364		1,518		1,506		887		1,164
Net loans	$146,481		$131,454		$127,190		$117,064		$111,313

______________________________

(1)	At December 31, 2012, MBL Bank did not have any loans held for sale. The total includes a small amount of lines of credit for business purposes secured by residential properties. Such loans aggregated $2.4 million.
(2)	Consumer loans include automobile, boat, recreational vehicle, equipment and lease loans. At December 31, 2012, the primary components were $6.8 million of automobile, boat and recreational vehicle loans and $1.3 million of equipment loans.

Contractual Terms to Final Maturities. The following table shows the scheduled contractual maturities of our loans as of December 31, 2012, before giving effect to the allowance for loan losses. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

	At December 31, 2012
	One- to Four-Family Residential	Commercial Real Estate	Land	Construction(1)	Consumer	Deposit		Total
	(In thousands)
Amounts due after December 31, 2012 in:
One year or less	$7,277	$8,252	$4,044	$6,685	$1,704	$2,875	$6,277	$37,114
After one year through two years	6,178	2,331	4,317	—	1,597	1,343	1,945	17,711
After two years through three years	7,263	4,718	4,914	—	2,380	354	3,731	23,360
After three years through five years	10,730	18,545	6,827	—	2,923	20	3,354	42,399
After five years through ten years	7,502	2,555	58	—	241	—	653	11,009
After ten years through 15 years	10,538	—	16	—	—	—	—	10,554
After 15 years	5,939	—	—	—	—	—	—	5,939
Total	$55,427	$36,401	$20,176	$6,685	$8,845	$4,592	$15,960	$148,086

_____________________________

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

The following table shows the dollar amount of our loans at December 31, 2012, due after December 31, 2013 as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed-Rate	Floating or Adjustable-Rate	Total at December 31, 2012
	(In thousands)
One- to four-family residential	$36,593	$11,557	$48,150
Commercial real estate	6,429	21,720	28,149
Land	4,560	11,572	16,132
Construction	—	—	—
Consumer	5,992	1,149	7,141
Consumer secured by deposits	1,658	59	1,717
Commercial business	329	9,354	9,683
Total	$55,561	$55,411	$110,972

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

We have originated and sold substantially all of our longer term (15 years or longer) fixed-rate conforming mortgages to a mortgage-banking company. For the year ended December 31, 2012, we originated and sold $6.7 million of one- to four-family residential loans. Loans are sold with servicing released and with limited recourse in the event that fraud in the sale exists. Such sales are affected in order to reduce the proportion of the loan portfolio comprised of longer term fixed-rate residential mortgages so as to reduce our interest rate risk. We will continue to sell loans in the future to the extent we believe the interest rate environment is unfavorable and the interest rate risk posed by retention of such loans is unacceptable.

Although we have rarely purchased loans or loan participations in the past, we will continue to evaluate the opportunity to purchase loans or loan participations in the future. However, consistent with our past practice, we would expect such loans to be secured by property located in our market area.

The following table shows our total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Loan originations:
One- to four-family residential	$20,109	$16,597	$21,412
Commercial real estate	24,660	29,733	19,232
Land	19,986	14,285	6,229
Construction	7,573	7,690	6,320
Consumer	17,768	11,421	31,654
Commercial business	18,261	16,002	9,612
Total loan originations	108,357	95,728	94,459
Loans purchased	—	—	—
Loans sold	6,657	4,783	4,998
Loan principal repayments	85,847	86,309	78,384
Total loans sold and principal repayments	92,504	91,092	83,382
Decrease due to other items, net(1)	(826)	(372)	(951)
Net increase in total loans	$15,027	$4,264	$10,126

(1)	Other items consist of loans in process, deferred fees and the allowance for loan losses.

Although federal laws and regulations permit savings institutions to originate and purchase loans secured by real estate located throughout the United States, we concentrate our lending activity in our primary market area in Webster Parish, Louisiana and the surrounding area. Subject to our loans-to-one borrower limitation, we are permitted to invest without limitation in residential mortgage loans and up to 400% of our capital in loans secured by non-residential or commercial real estate. We also may invest in secured and unsecured consumer loans in an amount not exceeding 35% of total assets. This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property. In addition, we may invest up to 10% of our total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes. At December 31, 2012, we were within each of the above lending limits.

The board of directors has granted certain loan approval authority to individual officers and to an officer loan committee as well as to the loan committee of the board. Our three loan officers have individual loan authority to approve secured loans of any type in amounts up to $100,000 and unsecured up to $25,000. Our Senior Vice President in charge of lending has authority to approve secured and unsecured loans in amounts up to $200,000 and $100,000 respectively, while the President and Chief Executive Officer can individually approve secured and unsecured loans up to $1.0 million and $250,000, respectively. The officers’ loan committee comprised of the President and Chief Executive Officer and the Senior Vice President in charge of lending can approve secured loans up to $1.0 million while the loan committee of the board can approve loans up to the regulatory limit. In some cases, depending on the size and complexity of the proposed extension of credit, loans may be presented to the full board for its review and approval.

Single-Family Residential Real Estate Loans. Historically we concentrated our lending activities on the origination of loans secured primarily by first mortgage liens on existing single-family residences and we intend to continue to originate permanent loans secured by first mortgage liens on single-family residential properties in the future. At December 31, 2012, $55.4 million or 36.8% of our total loan portfolio consisted of single-family residential real estate loans. At December 31, 2012, $41.5 million or 74.9% of our single-family residential real estate loans had fixed rates of interest. However, of such amount, $32.2 million consisted of loans structured to provide for a balloon payment after three or five years at which time the principal balance outstanding was due and payable or had terms of 15 years or less at the date of origination.

We have continued to originate fixed-rate mortgage loans with terms up to 30 years. The majority of our fixed-rate loans with terms of over 15 years are originated pursuant to a commitment to sell such loans to a correspondent mortgage banking institution. Fixed-rate loans with terms of 15 years or less are generally originated for our portfolio. Our loans for portfolio are typically structured to provide for balloon payment with payments due at three or five years with a 15 to 30 year amortization schedule. We will also originate fixed-rate loans with terms of 15 years or less. At December 31, 2012, 28.8% of our single-family loans were structured as balloon loans.

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

We also offer home equity loans. We do not require that we hold the first mortgage on the secured property; however, the principal balance on all mortgages on the secured property cannot exceed 80% of the value of the secured property. At December 31, 2012, home equity loans amounted to approximately $564,000 and are included in single-family loans. We also have a small amount of revolving lines of credit secured by either first or second mortgages on residential properties. At December 31, 2012, such loans totaled approximately $2.4 million.

Commercial Real Estate Loans. We originate loans for the acquisition and refinancing of existing commercial real estate properties. At December 31, 2012, $36.4 million or 24.2% of the loan portfolio consisted of loans secured by existing commercial real estate properties. Our holdings of commercial real estate loans have increased steadily over the past five years. Such increase was due to our strategy to increase such lending due to the higher average yields and generally shorter terms to maturity provided by commercial real estate loans compared to single-family residential mortgage loans. We intend to continue to emphasize commercial real estate lending.

The majority of commercial real estate loans are primarily secured by owner-occupied small office buildings, small retail establishments, restaurants, hotels, churches and other facilities. These types of properties constitute the majority of our commercial real estate loan portfolio. The substantial majority of the commercial real estate loan portfolio at December 31, 2012 was secured by properties located in our primary market area. The five largest commercial real estate loan relationships or loan balances outstanding to one borrower at December 31, 2012 amounted to $3.7 million, $3.4 million, $2.4 million, $1.6 million and $1.6 million, respectively, all of which were performing in accordance with their terms and were current at such date.

Commercial real estate mortgage loans are typically made with 15 to 20 years amortization schedules and balloon payment provisions ranging from three to five years. We will originate these loans either with fixed interest rates or with interest rates which adjust in accordance with a designated index, generally either the Wall Street Journal prime rate or the MBL Bank prime rate plus a margin. Loan to value ratios on commercial real estate loans are typically limited to 80% of appraised value at the time the loan is granted. As part of the criteria for underwriting commercial real estate we generally impose a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of not less than 1.2. It is also our general policy to obtain in substantially all cases corporate or personal guarantees, as applicable, on our commercial real estate loans from the principals of the borrower. The average individual loan balance of our commercial real estate loans was approximately $217,000 at December 31, 2012.

Commercial real estate lending entails significant additional risks as compared with single-family residential property lending. Such loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for commercial real estate as well as economic conditions generally. At December 31, 2012, we had one non-performing commercial real estate loan totaling $45,000.

Commercial Business Loans. We offer a full range of commercial loan products to small business customers in our primary marketing area. These loans generally have shorter terms and higher interest rates as compared to mortgage loans. Such loans amounted to $16.0 million or 10.6% of our total loan portfolio at December 31, 2012 and were primarily secured by inventories, accounts receivable and other business assets. If the loans are secured by deposits, they are classified as consumer loans. Our commercial business loans generally have terms of two years or less and bear adjustable rates tied to the Wall Street Journal or MBL Bank prime rate plus a margin. In addition, we generally require personal guarantees from the principals involved.

Unlike one-to-four-family mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property the value of which tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. Although commercial business loans generally are considered to involve greater credit risk than other certain types of loans, management intends to continue to emphasize the origination of commercial business loans to small and medium-sized businesses located in MBL Bank’s primary market area. At December 31, 2012, we had two non-performing commercial business loans with an aggregate balance of $39,000 at such date.

Land Loans. We also originate land loans which are secured primarily by income producing properties, such as land utilized for growing timber or agricultural properties. Such loans are often used to finance the day-to-day operations of agricultural production or timber operations and substantially lower risks are involved in these loans than the typical land loan which often consists of a loan to acquire land for development. Only a small percentage of the land loans are for acquisition of residential property and none for commercial properties. Our land loans typically are three-to-five year balloon loans with 10 year amortization schedules. At December 31, 2012, we had $20.2 million or 13.4% of the total loan portfolio invested in land loans with the average balance of individual land loans amounting to approximately $121,000 at such date.

Consumer Loans. We offer consumer loans, consisting primarily of loans secured by automobile loans, boat loans, recreation vehicle loans and equipment loans, in order to provide a full range of financial services to our customers and because such loans generally have shorter terms and higher interest rates than mortgage loans. In addition, a substantial portion of our consumer loans consist of loans secured by deposits. Consumer loans, excluding loans secured by deposits, amounted to $8.8 million or 5.9% of the total loan portfolio at December 31, 2012. Loans secured by deposit accounts amounted to $4.6 million or 3.1% of the total loan portfolio at December 31, 2012.

We also offer loans for automobiles, primarily used, boats and recreational vehicles, unsecured and other. Such loans typically have terms of no more than 60 months, bear fixed rates and a maximum loan-to-value ratio of 80%. At December 31, 2012, automobile, boat and recreational vehicle loans amounted to $6.8 million, or 4.5% of our total loan portfolio.

Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely effected by job loss, divorce, illness and personal bankruptcy. In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying collateral. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. We believe that the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans and that consumer loans are an important part of our effort to provide a full range of services to our customers. At December 31, 2012, there were 22 non-performing consumer loans totaling $174,000.

Construction Loans. We also originate residential construction loans, and to a limited degree, commercial construction as well as land acquisition and development loans. Our construction lending activities generally are limited to our primary market area. At December 31, 2012, construction loans amounted to $9.0 million or 6.0% of the total loan portfolio. Of this amount, approximately $930,000 or 10.3% of the construction loans consisted of speculative construction loans.

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

Our construction loans generally have maturities of 6 to 12 months, with payments being made monthly on an interest-only basis. These interest payments are generally paid monthly out of an interest reserve, which is established in connection with the origination of the loan. Generally, such loans adjust monthly based on the Wall Street Journal or MBL Bank prime rate plus a margin. Residential real estate construction loans are generally made with maximum loan to value ratios of 80% on an as completed basis. Our largest construction loan is a $1.6 million loan to construct a hotel. We have committed to extend the permanent financing upon completion of construction. At December 31, 2012, the average individual construction loan balance was approximately $257,000.

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

We have attempted to minimize the foregoing risks by, among other things, limiting most of our construction loans to loans for pre-sold residences and adopting underwriting guidelines which impose stringent loan-to-value, debt service and other requirements for loans which are believed to involve higher elements of credit risk, by generally limiting the geographic area in which we will do business and by working with builders with which we have established relationships. At December 31, 2012, we had no non-performing construction loans.

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

Under accounting principles generally accepted in the United States of America, we are required to account for certain loan modifications or restructurings as “troubled debt restructurings.” In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if we, for economic or legal reasons related to the borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in non-accrual loans. We had 26 loans classified as troubled debt restructurings which had an outstanding aggregate balance of approximately $1.1 million at December 31, 2012. Twenty-five of such loans were on non-accrual status at such date. At December 31, 2011, we had fifteen loans with an aggregate balance outstanding of $1.1 million classified as trouble debt restructurings. Management will continue to maintain the troubled debt restructurings that are on non-accrual in such status until the borrowers demonstrate the ability to pay in accordance with the restructured terms for a sufficient period of time, usually six months.

Delinquent Loans. The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	December 31, 2012					December 31, 2011
	30-89 Days Overdue		90 or More Days Overdue			30-89 Days Overdue		90 or More Days Overdue
	Number of Loans	Principal Balance	Number of Loans	Principal Balance		Number of Loans	Principal Balance	Number of Loans	Principal Balance
				(Dollars in thousands)
One- to four-family residential	68	$3,535	10	$285		21	$913	6	$241
Commercial real estate and land	11	1,162	3	96		7	929	—	—
Construction	—	—	—	—		—	—	—	—
Consumer	41	419	14	130		36	281	6	23
Commercial business	4	1,188	2	39		3	51	—	—
Total delinquent loans	124	$6,304	29	$550		67	$2,174	12	$264
Delinquent loans to total net loans		4.30%		.38%			1.66%		.20%
Delinquent loans to total loans		4.19%		.37.	%		1.62%		.20.	%

Non-performing Assets. The following table shows the amounts of our non-performing assets, which include non-accruing loans, accruing loans delinquent 90 days or more as to principal or interest, real estate owned and troubled debt restructured at the dates indicated.

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Non-accruing loans:
One- to four-family residential	$237	$227	$363	$581	$521
Commercial real estate and land	74	4	4	—	—
Construction	—	—	—	—	—
Consumer	81	88	100	21	35
Commercial business loans	15	19	—	—	—
Total non-accruing loans	407	338	467	602	556
Accruing loans 90 days or more past due	311	88	37	222	240
Total non-performing loans (1)	718	426	504	824	796
Real estate/other assets owned	—	10	10	130	—
Total non-performing assets	$718	$436	$514	$954	$796
Troubled debt restructured (2)	706	703	22	67	—
Total non-performing assets and troubled debt restructured	$1,424	$1,139	$536	$1,021	$796
Total non-performing loans as a percentage of loans, net	0.49%	0.32%	0.40%	0.70%	0.72%
Total non-performing loans as a percentage of total assets	0.26%	0.16%	0.20%	0.39%	0.41%
Total non-performing assets as a percentage of total assets	0.26%	0.17%	0.21%	0.45%	0.41%
Total non-performing assets and troubled debt restructured as a percentage of total assets	0.52%	0.43%	0.22%	0.48%	0.41%

_________________________

(1)	Includes at December 31, 2012 twenty-five troubled debt restructurings which were on non-accrual. Thirteen of the loans are consumer loans secured by automobiles, boats or equipment with an aggregate principal balance of approximately $81,000 at December 31, 2012. Eight loans were single-family residential mortgage loans with an aggregate principal balance of approximately $237,000 at December 31, 2012. There were two land loans and one non-residential real estate loan with an aggregate balance of approximately $74,000 and one commercial business loan with an approximate balance of $15,000.
(2)	Consists of one commercial real estate loan which is performing in accordance with its terms and is on an accrual basis. Such loan was subsequently paid in full in January 2013 with no loss recognized.

If the $407,000 of non-accruing loans at December 31, 2012 had been current in accordance with their terms during 2012, the gross income on such loans would have been approximately $33,000 for 2012.

Non-performing assets, which consist of non-accruing loans, accruing loans 90 days or more delinquent and other assets owned (which includes real estate acquired through, or in lieu of, foreclosure) increased to $718,000 or 0.26% of total assets at December 31, 2012 from $436,000 or 0.17% of total assets at December 31, 2011. This increase was primarily the result of a $70,000 increase in non-accruing commercial real estate and land loans and an increase of $223,000 in accruing loans 90 or more days past due.

At December 31, 2012, we had $407,000 of non-accruing loans consisting of eight single-family real estate loans aggregating $237,000, 13 consumer loans totaling $81,000, two land loans and one non-residential loan totaling $74,000 and one commercial business loan in the amount of $15,000. Management continues to aggressively pursue the collection and resolution of all delinquent loans. There was one performing commercial real estate property in the amount of $706,000 classified as troubled debt restructured as of December 31, 2012. Such loan was subsequently paid in full in January 2013 with no loss recognized.

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

At December 31, 2012, we had $640,000 of assets classified as substandard and no assets classified as doubtful or loss. At December 31, 2011 our assets classified as substandard included $833,000 of loans and $10,000 of other assets owned. In addition, at December 31, 2012, we had $2.1 million of assets designated special mention, which consisted primarily of $.5 million of single-family real estate loans and $1.5 million of commercial real estate loans. All substandard and special mention assets were loans that are secured by property located in our primary market area.

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

The following table shows changes in our allowance for loan losses during the periods presented.

	At or for the Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Total loans outstanding at end of period	$150,450	$134,597	$129,982	$118,952	$113,478
Average loans outstanding	139,157	129,235	123,993	116,691	99,251
Allowance for loan losses, beginning of period	1,625	1,286	1,001	1,000	936
Provision for loan losses	120	370	370	60	210
Charge-offs:
One- to four-family residential	142	2	54	—	—
Commercial real estate	—	—	—	—	—
Land	—	—	—	—	—
Construction	—	—	—	—	—
Consumer non-real estate	45	36	68	64	164
Commercial business	—	—	—	—	—
Total charge-offs	187	38	122	64	164
Recoveries on loans previously charged off	47	7	37	5	18
Allowance for loan losses, end of period	$1,605	$1,625	$1,286	$1,001	$1,000
Allowance for loan losses as a percent of non- performing loans	223.54%	381.46%	255.16%	121.48%	125.63%
Ratio of net charge-offs during the period to average loans outstanding during the period	0.10%	0.02%	0.07%	0.05%	0.15%

The following table shows how our allowance for loan losses was allocated by type of loan at each of the dates indicated.

	2012		2011		2010		2009		2008
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
	(Dollars in thousands)
One-to four-family residential	$638	36.84%	$322	40.81%	$188	43.30%	$246	45.70%	$176	45.11%
Commercial real estate and land	620	37.61	692	35.60	506	29.70	271	24.28	258	21.43
Construction	—	6.01	—	3.05	—	3.43	—	3.47	—	2.88
Consumer-other	179	5.88	378	7.75	369	9.35	316	10.67	340	9.74
Consumer-deposit	—	3.05	—	3.09	—	4.85	—	7.32	—	10.12
Commercial business	168	10.61	233	9.70	223	9.37	168	8.56	226	10.72
Total	$1,605	100.00%	$1,625	100.00%	$1,286	100.00%	$1,001	100.00%	$1,000	100.00%

Investment Activities

We have authority to invest in various types of securities, including mortgage-backed securities, U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, certificates of deposit at federally insured banks and savings institutions, and certain mutual funds. Our investment strategy is established by the board of directors.

The following table sets forth certain information relating to our investment securities portfolio and our investment in FHLB stock and FNBB stock at the dates indicated.

	2012		2011		2010
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)
Securities available-for-sale:
Mortgage-backed securities	$62,249	$63,255	$46,603	$46,930	$19,879	$20,058
U.S. Government and agency obligations	18,694	18,897	24,887	25,139	35,118	35,224
Municipal obligations	6,029	6,036	868	886	230	234
Equity securities	—	—	—	—	11	4
Mutual funds	—	—	—	—	6,795	6,916
Total securities available- for-sale	86,972	88,188	72,358	72,955	62,033	62,436
Securities held to maturity:
Mortgage-backed securities	—	—	—	—	139	140
Total securities held to maturity	—	—	—	—	139	140
FHLB stock	109	109	240	240	239	239
FNBB stock	210	210	210	210	210	210
Total investment securities, FHLB and FNBB stock	$87,291	$88,507	$72,808	$73,405	$62,621	$63,025

The following table sets forth the amount of investment securities (at amortized cost) which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2012. The Bank did not have securities held to maturity as of such date.

	Amounts at December 31, 2012, Which Mature In
	One Year or Less	After One to Five Years	After Five to 10 Years	Over 10 Years	Total
	(Dollars in thousands)
Available-for-sale:
Mortgage-backed securities	$278	$60,040	$1,931	$—	$62,249
U.S. Government & agency obligations	8,593	10,101	—	—	18,694
Municipal obligations	—	311	1,997	3,721	6,029
Total	$8,871	$70,452	$3,928	$3,721	$86,972
Weighted average yield	.95%	1.59%	1.78%	2.91%	1.59%

Included in our investment securities at December 31, 2010 was a $6.8 million (book value at December 31, 2010) investment in an adjustable-rate mortgage mutual fund (referred to as the ARM Fund). The fair value of the ARM Fund has traditionally correlated with the interest rate environment. In January 2011, we redeemed our entire investment in the ARM Fund, recognizing a gain, pre-tax, of $121,000. Also during January 2011, we redeemed our investment in Freddie Mac Voting Common Stock at a loss of approximately $7,000.

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

Our mortgage-backed securities consist of Ginnie Mae securities, Freddie Mac securities and Fannie Mae securities. Ginnie Mae is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. Ginnie Mae securities are backed by loans insured by the Federal Housing Administration, or guaranteed by the Veterans Administration. The timely payment of principal and interest on Ginnie Mae securities is guaranteed by Ginnie Mae and backed by the full faith and credit of the U.S. Government. Freddie Mac is a private corporation chartered by the U.S. Government. Freddie Mac issues participation certificates backed principally by conventional mortgage loans. Freddie Mac guarantees the timely payment of interest and the ultimate return of principal on participation certificates. Fannie Mae is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. Fannie Mae guarantees the timely payment of principal and interest on Fannie Mae securities. Freddie Mac and Fannie Mae securities are not backed by the full faith and credit of the U.S. Government. In September 2008, the Federal Housing Finance Agency was appointed as conservator of Fannie Mae and Freddie Mac. The U.S. Department of the Treasury agreed to provide capital as needed to ensure that Fannie Mae and Freddie Mac continue to provide liquidity to the housing and mortgage markets.

Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize our borrowings or other obligations.

The following table sets forth the composition of our mortgage-backed securities at each of the dates indicated.

	December 31,
	2012	2011	2010
	(In thousands)
Fixed-rate:
Available-for-sale	$62,249	$46,603	$7,854
Held to maturity	—	—	—
Total fixed-rate	62,249	46,603	7,854
Adjustable-rate:
Available-for-sale	—	—	12,025
Held to maturity	—	—	139
Total adjustable-rate	—	—	12,164
Total mortgage-backed securities	$62,249	$46,603	$20,018

Mortgage-backed securities generally increase the quality of Minden Bancorp’s assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of Minden Bancorp. At December 31, 2012, approximately $62.6 million of our mortgage-backed and investment securities were pledged to secure various obligations of Minden Bancorp. See Note 2 to the consolidated financial statements contained in Exhibit 8 to this Annual Report on Form 10-K. Minden Bancorp does not knowingly invest in subprime mortgage-backed securities, and had not been materially impacted by the subprime crisis as of December 31, 2012.

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

We consider our primary market area to be Webster Parish, Louisiana. We attract deposit accounts by offering a wide variety of accounts, competitive interest rates, and convenient office locations and service hours. We utilize traditional marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings. We do not advertise for deposits outside of our primary market area or utilize the services of deposit brokers, and management believes that an insignificant number of deposit accounts were held by non-residents of Louisiana at December 31, 2012.

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

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit as of the dates indicated.

	December 31,
	2012		2011		2010
	Amount	% of Deposits	Amount	% of Deposits	Amount	% of Deposits
	(Dollars in thousands)
Certificate accounts:
0.01% - 0.99%	$38,266	16.36%	$13,089	5.85%	$104	.05%
1.00% - 1.99%	51,015	21.80	70,712	31.61	72,329	34.11
2.00% - 2.99%	906	0.39	1,060	0.47	6,282	2.96
3.00% - 3.99%	—	—	—	—	451	0.21
4.00% - 4.99%	—	—	—	—	336	0.16
Total certificate accounts	$90,187	38.55%	$84,861	37.93%	$79,502	37.49%

Transaction accounts:
Savings	15,446	6.60	14,415	6.45	13,500	6.37
Checking:
Interest-bearing	31,899	13.63	30,293	13.54	19,225	9.06
Non-interest-bearing	41,461	17.72	37,850	16.92	33,805	15.94
Money market	54,970	23.50	56,294	25.16	66,053	31.14
Total transaction accounts	143,776	61.45	138,852	62.07	132,583	62.51
Total deposits	$233,963	100.00%	$223,713	100.00%	$212,085	100.00%

The following table shows our deposit flows during the periods indicated.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Total deposits	$1,195,371	$1,083,313	$985,003
Total withdrawals	1,186,414	1,073,256	962,586
Interest credited	1,293	1,571	1,902
Total increase in deposits	$10,250	$11,628	$24,319

The following table shows the maturities of our certificates of deposit of $100,000 or more at December 31, 2012 by time remaining to maturity.

	At December 31, 2012
Quarter Ending:	Amount	Weighted Average Rate
	(Dollars in thousands)
March 31, 2013	$8,249	.77%
June 30, 2013	8,952	.88
September 30, 2013	6,524	1.01
December 31, 2013	6,864	.88
After December 31, 2013	16,938	1.50
Total certificates of deposit with balances of $100,000 or more	$47,527	1.10%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	2012			2011			2010
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in thousands)
Savings accounts	$15,262	$31	0.20%	$13,613	$27	0.20%	$12,948	$26	0.20%
Checking – interest bearing	31,864	50	0.16	24,456	43	0.18	20,057	51	0.25
Money market	55,243	172	0.31	55,606	217	0.40	52,220	371	0.71
Certificates of deposit	88,458	1,029	1.16	82,740	1,222	1.48	76,622	1,396	1.82
Total interest- bearing deposits	190,827	1,282	0.67	176,415	1,509	0.86	161,847	1,844	1.14
Non-interest-bearing deposits	32,277	—	—	24,809	—	—	23,803	—	—
Total deposits	$223,104	$1,282	0.58%	$201,224	$1,509	0.75%	$185,650	$1,844	0.99%

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit, excluding time deposits in individual retirement accounts, at December 31, 2012.

	Balance at December 31, 2012 Maturing in the 12 Months Ending December 31,
Certificates of Deposit	2013	2014	2015	Thereafter	Total
	(In thousands)
0.01% -0.99%	$34,767	$2,359	$—	$—	$37,126
1.00% - 1.99%	24,758	15,080	5,481	—	45,319
2.00% - 2.99%	582	—	—	—	582
Total certificate accounts	$60,107	$17,439	$5,481	$—	$83,027

Borrowings. We may obtain advances from the Federal Home Loan Bank of Dallas upon the security of the common stock we own in that bank and certain of our loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. We have used advances only to a limited extent in recent periods and at December 31, 2012 and 2011, we did not have any advances outstanding from the Federal Home Loan Bank of Dallas. While we will consider using advances, it is our intent generally to fund our operations with deposits. At December 31, 2012, we had $109,000 of Federal Home Loan Bank of Dallas stock. At such date, we were permitted to borrow up to an aggregate total of $85.7 million.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended December 31,
	2012	2011	2010
	(in thousands)
FHLB advances and other borrowings:
Average balance outstanding	$—	$—	$—
Maximum amount outstanding at any month-end during the period	—	10	—
Balance outstanding at end of period	—	—	—
Average interest rate during the period	—%	0.7%	—%
Weighted average interest rate at end of period	—%	—%	—%

Employees

We had 31 full-time employees at December 31, 2012. None of these employees are represented by a collective bargaining agent, and we believe that we enjoy good relations with our personnel.

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

Regulatory Reform Legislation. On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act. The act imposed new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. In addition, the new law changed the jurisdictions of existing bank regulatory agencies and in particular transfer the regulation of state-chartered savings associations from the Office of Thrift Supervision to the Federal Deposit Insurance Corporation, effective July 21, 2011. Savings and loan holding companies are now regulated by the Federal Reserve Board. The new law also established an independent federal consumer protection bureau within the Federal Reserve Board. The following discussion summarizes significant aspects of the new law that may affect MBL Bank and Minden Bancorp. Many of the regulations implementing these changes have not been promulgated, so we cannot determine the full impact on our business and operations at this time.

The following aspects of the financial reform and consumer protection act are related to the operations of MBL Bank:

•	A new independent consumer financial protection bureau has been established within the Federal Reserve Board, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Smaller state-chartered financial institutions, like MBL Bank, will be subject to the supervision and enforcement by the Federal Deposit Insurance Corporation rather than the Office of Thrift Supervision with respect to the federal consumer financial protection laws.

•	The current prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011.

•	Deposit insurance was permanently increased to $250,000 and unlimited deposit insurance for non-interest-bearing transaction accounts extended through December 31, 2012. As scheduled, the unlimited insurance coverage for noninterest-bearing transaction accounts expired on December 31, 2012. Deposits held in noninterest-bearing transaction accounts are now aggregated with any interest-bearing deposits the owner may hold in the same ownership category, and the combined total insured up to at least $250,000.

•	Deposit insurance assessment base calculation now equals the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

•	The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, the Federal Deposit Insurance Corporation is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the financial reform and consumer protection act are related to the operations of Minden Bancorp:

•	Authority over savings and loan holding companies was transferred to the Federal Reserve Board.

•	Leverage capital requirements and risk based capital requirements applicable to depository institutions and bank holding companies will be extended to savings and loan holding companies. However, the Federal Reserve Board has not issued regulations that address the levels of these capital requirements and when they will apply to Minden Bancorp.

•	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.

•	The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

•	The Securities and Exchange Commission is authorized to adopt rules requiring public companies to make their proxy materials available to shareholders for nomination of their own candidates for election to the board of directors.

•	Public companies are be required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

•	A separate, non-binding shareholder vote will be required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

•	Securities exchanges are required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

•	Stock exchanges, which does not include the OTC Bulletin Board, are prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.

•	Disclosure in annual proxy materials will be required concerning the relationship between the executive compensation paid and the financial performance of the issuer.

•	Item 402 of Regulation S-K promulgated by the Securities and Exchange Commission will be amended to require companies to disclose the ratio of the chief executive officer’s annual total compensation to the median annual total compensation of all other employees.

•	Smaller reporting companies are exempt from complying with the internal control auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

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

Federal Securities Laws. Minden Bancorp’s common stock is registered with the Securities and Exchange Commission under Section 12(g) of the Securities Exchange Act of 1934. We are subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Securities Exchange Act of 1934. Pursuant to regulations governing mutual holding company conversions and our plan of conversion and reorganization, we agreed to register new Minden Bancorp common stock for a minimum of three years following the conversion and offering. If, in the future, our common stock becomes listed on the Nasdaq Stock Market, our common stock will be deemed registered under Section 12(b) of the Securities Exchange Act of 1934.

The Sarbanes-Oxley Act. Minden Bancorp is subject to the Sarbanes-Oxley Act, which addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our principal executive officer and principal financial officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

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

The recently enacted financial institution reform legislation permanently increased deposit insurance on most accounts to $250,000. In addition, pursuant to Section 13(c)(4)(G) of the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation implemented two temporary programs, both of which have expired, to provide deposit insurance for the full amount of most non-interest-bearing transaction deposit accounts and to guarantee certain unsecured debt of financial institutions and their holding companies. Under the unsecured debt program, the Federal Deposit Insurance Corporation’s guarantee expired on the earlier of the maturity date of the debt or December 31, 2012. The unlimited deposit insurance for non-interest-bearing transaction accounts was extended by the recently enacted legislation through the end of 2012 for all insured institutions without a separate insurance assessment (but the cost of the additional insurance coverage will be considered under the risk-based assessment system). Financial institutions could have opted out of either or both of these programs. MBL Bank did not opt out of the temporary liquidity guarantee program.

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

The Federal Deposit Insurance Corporation may terminate the deposit insurance of any insured depository institution, including MBL Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the Federal Deposit Insurance Corporation. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the Federal Deposit Insurance Corporation. Management is not aware of any existing circumstances which would result in termination of MBL Bank’s deposit insurance.

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

Core capital generally consists of common stockholders’ equity (including retained earnings). Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights. MBL Bank had no intangible assets at December 31, 2012. Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage-banking activities and subsidiary depository institutions or their holding companies). MBL Bank had no subsidiaries as of December 31, 2012.

In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution’s core capital. Supplementary capital generally consists of general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets, together with certain other items. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights range from 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government to 100% for loans (other than qualifying residential loans weighted at 50%) and repossessed assets.

Savings institutions must value securities available for sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, savings institutions should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on debt securities reported as a separate component of GAAP capital.

At December 31, 2012, MBL Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 12.9%, 12.9% and 26.3%, respectively.

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

The Federal Reserve Board, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency were part of a joint proposal in June 2012 seeking comment on three notices of proposed rulemaking (“NPR”) that would revise and replace the agencies’ current capital rules in connection with the Basel accords. The two NPRs discussed below concern capital issues of significant importance to MBL Bank and, under certain circumstances, to Minden Bancorp. The third NPR, relates to advanced approaches and market risk capital rules, is not applicable to the MBL Bank’s current operations.

The first NPR relates to Basel III and proposes to revise risk-based and leverage capital requirements, including the implementation of new common equity Tier 1 capital requirements and a higher minimum Tier 1 capital requirement. Also included in the NPR are proposed limitations on capital distributions and certain discretionary bonus payments for any banking organization not holding a specified buffer of common equity Tier 1 capital in excess of its minimum risk-based capital requirement. Revisions to the prompt correction action framework and the tangible common equity definition are also included in the NPR. The other NPR applicable to the organization’s operations proposes a standardized approach for risk-weighted assets to enhance risk sensitivity and to address certain weaknesses identified over recent years, including methods for determining risk-weighted assets for residential mortgages, securitization exposures and counterparty credit risk. The proposed changes in the two NPRs would be applicable to both MBL Bank and Minden Bancorp.

The comment period for these NPRs ended on October 22, 2012. Since Basel III is intended to be implemented beginning January 1, 2013 the regulators intended to finalize the rules by that date. However, on November 9, 2012, the federal agencies, including the Federal Reserve Board and Federal Deposit Insurance Corporation, that proposed the NPRs announced that they did not expect that any of the proposed rules would become effective on January 1, 2013. Moreover, the announcement did not indicate the likely new effective date.

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

At December 31, 2012, MBL Bank was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

The table below sets forth MBL Bank’s capital position relative to its regulatory capital requirements at December 31, 2012 (dollars in thousands).

	Actual		Required for Capital Adquacy Purpose			Prompt Corrective Action Provision		Excess Over Well-Capitalized Provision
	Amount	Ratio	Amount	Ratio		Amount	Ratio	Amount	Ratio
Tier 1 risk-based capital	$35,765	25.14%	N/A	N/A	%	$8,535	6.0%	$27,230	19.14%
Total risk-based capital	37,370	26.27	11,380	8.0		14,226	10.0	23,144	16.27
Tier 1 leverage capital	35,765	12.94	11,058	4.0		13,822	5.0	21,943	7.94
Tangible capital	35,765	12.94	4,147	1.5		N/A	N/A	N/A	N/A

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

An institution that either before or after a proposed capital distribution fails to meet its then applicable minimum capital requirement or is subject to restrictions on capital distributions imposed thereon may not make any capital distributions without the prior written approval of the Federal Deposit Insurance Corporation. In addition, the Federal Deposit Insurance Corporation may prohibit a proposed capital distribution, which would otherwise be permitted by Federal Deposit Insurance Corporation regulations, if the Federal Deposit Insurance Corporation determines that such distribution would constitute an unsafe or unsound practice.

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

At December 31, 2012, MBL Bank believed it met the requirements of the QTL test.

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

Limitations on Transactions with Affiliates. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act. An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association. In a holding company context, the holding company of a savings association (such as Minden Bancorp) and any companies which are controlled by such holding company are affiliates of the savings association. Generally, Section 23A limits the extent to which the savings association or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such association’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the savings association as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from and issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a savings association to an affiliate. In addition to the restrictions imposed by Sections 23A and 23B, a savings association is prohibited from (i) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies, or (ii) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act place restrictions on loans to executive officers, directors and principal shareholders of the savings association and its affiliates. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association’s loans to one borrower limit (generally equal to 15% of the association’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the association and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the savings association. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. MBL Bank currently is subject to Section 22(g) and (h) of the Federal Reserve Act and at December 31, 2012, was in compliance with the above restrictions.

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

Federal Home Loan Bank System. MBL Bank is a member of the Federal Home Loan Bank of Dallas, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function primarily for its members. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. The Federal Home Loan Bank of Dallas is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. At December 31, 2012, MBL Bank did not have any Federal Home Loan Bank advances and had $85.7 million available on its credit line with the Federal Home Loan Bank.

As a member, MBL Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Dallas in an amount in accordance with the Federal Home Loan Bank’s capital plan and sufficient to ensure that the Federal Home Loan Bank remains in compliance with its minimum capital requirements. At December 31, 2012, MBL Bank had $109,000 in Federal Home Loan Bank stock, which was in compliance with this requirement.

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

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution’s earning assets. At December 31, 2012, MBL Bank had met its reserve requirement.

Louisiana Regulation. As a Louisiana-chartered building and loan association, MBL Bank also is subject to regulation and supervision by the Louisiana Office of Financial Institutions. MBL Bank is required to file periodic reports with and is subject to periodic examinations at least once every four years by the Louisiana Office of Financial Institutions. In addition, MBL Bank is required by Louisiana law and regulations to comply with certain reserve and capital requirements. At December 31, 2012, MBL Bank was in compliance with all applicable reserve and capital requirements.

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

The investment authority of Louisiana-chartered building and loan associations is broader in many respects than that of federally chartered savings associations. However, state-chartered savings associations, such as MBL Bank, are generally prohibited from acquiring or retaining any equity investment, other than certain investments in service corporations, of a type or in an amount that is not permitted for a federally chartered savings association. This prohibition applies to equity investments in real estate (except those held through a service corporation or subsidiary of MBL Bank), investments in equity securities and any other investment or transaction that is in substance an equity investment, even if the transaction is nominally a loan or other permissible transaction. At December 31, 2012, MBL Bank was in compliance with such provisions.

Furthermore, state-chartered savings associations may not engage as principal in any activity not permitted for federal associations unless the Federal Deposit Insurance Corporation has determined that such activity would pose no significant risk to the affected deposit insurance fund and the association is in compliance with the fully phased-in capital standards prescribed under federal regulations. When certain activities are permissible for a federal association, the state-chartered savings association may engage in the activity in a higher amount if the Federal Deposit Insurance Corporation has not determined that such activity would pose a significant risk of loss to the affected deposit insurance fund and the association meets the fully phased-in capital requirements. This increased investment authority does not apply to investments in nonresidential real estate loans. At December 31, 2012, MBL Bank had no investments which were affected by the foregoing limitations.

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

At December 31, 2012, the total federal pre-1988 reserve was approximately $1.5 million. The reserve reflects the cumulative effects of federal tax deductions by MBL Bank for which no federal income tax provisions have been made.

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

Net Operating Loss Carryovers. Net operating losses incurred in taxable years beginning before August 6, 1997 may be carried back to the three preceding taxable years and forward to the succeeding 15 taxable years. For net operating losses in years beginning after August 5, 1997, other than 2001 and 2002, such net operating losses can be carried back to the two preceding taxable years and forward to the succeeding 20 taxable years. Net operating losses arising in 2001 or 2002 may be carried back five years and may be carried forward 20 years. Special rules enacted in 2009 permit certain electing small business taxpayers to carryback a 2008 net operating loss for a period of three, four or five years to offset taxable income in those preceding taxable years. At December 31, 2012, Minden Bancorp had no net operating loss carryforwards respectively, for federal income tax purposes.

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

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties

We currently conduct business from our main office and one branch office. The following table sets forth the net book value of the land and buildings and certain other information with respect to our offices at December 31, 2012.

Description/Address	Leased/Owned	Net Book Value of Property	Amount of Deposits
Main Office:	(In thousands)
100 MBL Bank Drive Minden, Louisiana 71055	Owned	$3,041	$232,102

Branch Office:
415 Main Street Minden, Louisiana 71055	Owned	1,569	1,861

Total		$4,610	$233,963

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

	Stock Price Per Share		Cash Dividends
Quarter ended:	High	Low	Per Share
December 31, 2012	$16.75	$13.90	$0.160
September 30, 2012	15.00	14.50	0.075
June 30, 2012	14.50	13.50	0.075
March 31, 2012	14.50	14.00	0.075

December 31, 2011	15.00	13.00	0.075
September 30, 2011	14.00	12.20	0.065
June 30, 2011	13.20	12.60	0.065
March 31, 2011	13.20	12.60	0.065

At December 31, 2012, Minden Bancorp had approximately 475 shareholders of record, not including those who hold shares in “street” name.

(b)	Not applicable.

(c)           Minden Bancorp’s repurchases of its common stock made during the quarter ended December 31, 2012 are set forth in the table below:

				Maximum
			Total Number of	Number of Shares
		Average	Shares Purchased	That May Yet Be
	Total Number	Price	as Part of Publicity	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or
Period	Purchased	Share	or Programs	Programs (a)
October 1, 2012 – October 31, 2012	—	$—	—	57,691
November 1, 2012 – November 30, 2012	987	14.95	987	56,704
December 1, 2012 – December 31, 2012	26,188	16.25	26,188	30,516
Total	27,175	$15.71	27,175

____________________________

Notes to this table:

(a)	On October 10, 2012, Minden Bancorp announced by press release a second repurchase program to repurchase up to 50,000 shares, or approximately 2.0% of Minden Bancorp’s outstanding shares of common stock. The repurchase program will be in effect for one year unless extended. In addition, on May 17, 2012, Minden Bancorp announced by press release its first stock repurchase program to purchase up to 70,000 shares, or approximately 3.0% of Minden Bancorp’s then outstanding number of shares of common stock. As of October 1, 2012, 7,691 shares remained to be repurchased pursuant to the first repurchase program.

Item 6. Selected Financial Data.

Set forth below is selected consolidated financial and other data of Minden Bancorp. The information at December 31, 2012 and 2011 and for the years ended December 31, 2012 and 2011 is derived in part from the audited financial statements that appear in this Annual Report on Form 10-K. The information at or for the year ended December 31, 2010 is derived from audited financial statements that do not appear in this Annual Report on Form 10-K.

	At December 31,
	2012	2011	2010
	(In thousands)
Selected Financial Data:
Total assets	$276,491	$264,598	$247,751
Cash and cash equivalents	34,290	52,407	48,702
Investment securities:
Held to maturity	—	—	139
Available for sale	88,188	72,955	62,436
FHLB stock	109	240	239
FNBB stock	210	210	210
Loans receivable, net	146,481	131,454	127,190
Deposits	233,963	223,713	212,085
FHLB advances	—	—	—
Stockholders’ equity	40,325	39,030	24,110

	At or For the Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Selected Operating Data:
Total interest income	$9,635	$9,197	$8,942
Total interest expense	1,282	1,509	1,844
Net interest income	8,353	7,688	7,098
Provision for loan losses	120	370	370
Net interest income after provision for loan losses	8,233	7,318	6,728
Total non-interest income	719	1,180	795
Total non-interest expense	4,399	4,529	4,110
Income before income taxes	4,553	3,969	3,413
Income taxes	1,518	1,350	1,160
Net income	$3,035	$2,619	$2,253

Selected Operating Ratios (1)
Average yield on interest-earning assets	3.87%	4.00%	4.52%
Average rate on interest-bearing liabilities	.67	.86	1.14
Average interest rate spread(2)	3.20	3.14	3.38
Net interest margin(2)	3.35	3.34	3.59
Average interest-earning assets to average interest-bearing liabilities	130.51	130.26	122.11
Net interest income after provision for loan losses to non-interest expense	187.16	161.58	163.70
Total non-interest expense to average assets	1.69	1.88	1.97
Efficiency ratio(3)	48.49	51.07	52.09
Return on average assets	1.17	1.09	1.08
Return on average equity	7.71	7.38	9.70
Average equity to average assets	15.12	14.71	11.15

(Footnotes on following page)

	At or For the Year Ended December 31,
	2012	2011	2010

Asset Quality Ratios:(4)
Non-performing loans as a percent of loans receivable, net(4)	0.49%	0.32%	0.40%
Non-performing assets as a percent of total assets(4)	0.26	0.17	0.21
Non-performing assets and troubled debt restructurings as a percent of total assets(4)	0.50	0.43	0.22
Allowance for loan losses as a percent of non-performing loans	223.54%	381.46	255.16
Net charge-offs to average loans receivable	.10	.02	0.07

Capital Ratios:(5)
Tier 1 capital ratio	12.94%	12.31%	9.37%
Tier 1 risk-based capital ratio	25.14%	26.01%	19.15%
Total risk-based capital ratio	26.27%	27.26%	20.26%
Other Data:
Banking offices	2	2	2

(1)	With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.

(2)	Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities, and net interest margin represents net interest income as a percentage of average interest-earning assets.

(3)	The efficiency ratio represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.

(4)	Non-performing loans consist of all nonaccrual loans as well as loans past due as to principal or interest more than 90 days delinquent but still accruing. Non-performing assets consist of non-performing loans and real estate owned. Real estate owned consists of real estate acquired through foreclosure or real estate acquired by acceptance of a deed-in-lieu of foreclosure.

(5)	Capital ratios are end of period ratios.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Minden Bancorp is a Louisiana-chartered holding company which owns 100% of the capital stock of MBL Bank, a community oriented building and loan association headquartered in Minden, Louisiana. Our primary business consists of attracting deposits from the general public and using those funds to originate loans to our customers and invest in securities such as United States (“U.S.”) Government and agency securities, mortgage-backed securities and municipal obligations. At December 31, 2012, Minden Bancorp had total assets of $276.5 million, total deposits of $234.0 million and stockholders’ equity of $40.3 million.

We are primarily engaged in attracting deposits from the general public through our two banking offices and using such deposits primarily to (i) originate loans secured by first liens on single-family (one-to four-units) residential and commercial real estate properties as well as to originate land and commercial business loans and (ii) invest in securities issued by the U.S. Government and agencies thereof, mortgage-backed securities and municipal securities. Minden Bancorp derives its income principally from interest earned on loans, mortgage-backed securities and investments and, to a lesser extent, from fees received in connection with the origination of loans and for other services. Minden Bancorp’s primary expenses are interest expense on deposits and general operating expenses. Funds for activities are provided primarily by deposits, repayments and prepayments of outstanding loans, investments and mortgage-backed securities and other sources.

MBL Bank is subject to regulation by the Louisiana Office of Financial Institutions, as its chartering authority, and by the Federal Deposit Insurance Corporation, which also insures MBL Bank’s deposits up to applicable legal limits.

Certain highlights of our operating strategy are:

•	Emphasizing Commercial Real Estate, Commercial Business and Land Loans. At December 31, 2012, $52.4 million or 34.8% of our total loan portfolio consisted of commercial real estate and commercial business loans. In addition, at December 31, 2012 we had $20.2 million of land loans, most of which are secured by income producing properties such as timber or agricultural property. Commercial real estate and commercial business loans as well as land loans are attractive because they generally provide us with higher average yields than single-family residential mortgage loans and they typically have adjustable rates of interest and/or shorter terms to maturity than traditional single-family residential mortgage loans. We intend to continue to emphasize growth of our commercial real estate, commercial business and land lending in a manner consistent with our stringent loan underwriting policies and procedures. At December 31, 2012, we had one non-performing commercial real estate loan, two non-performing commercial business loans and three non-performing land loans with principal balances at such date of $45,000, $39,000 and $52,000 respectively.

•	Increasing Core Deposits. We will continue our efforts to increase our core deposits in order to help reduce and control our cost of funds. As part of our emphasis on developing commercial banking relationships, we have emphasized the expansion of non-interest checking accounts which comprised $41.5 million or 17.7% of our total deposit portfolio at December 31, 2012. We offer a wide variety of deposits to our customers at competitive rates. We do not necessarily seek to match the highest rates paid by competitors.

•	Expanding our Market Presence. We are taking steps to increase our market penetration in our existing market area by expanding the products and services we offer while continuing to emphasize customer service in an effort to capture more of each customer’s banking relationships. In addition to organic growth, we continue to evaluate market expansion opportunities. We have the ability to consider additional new offices, either on a de novo basis or through acquisitions, although we currently have no plans, agreements or understandings with respect to any acquisitions.

•	Emphasizing Business Banking Operations. We have increased our contacts with local businesses in an effort to increase our business banking relationships and as a continuation of our transformation to a full-service community bank. As a locally based bank, we believe that we offer a high level of customer service and an efficient loan application and approval process which is attractive to many local, small to medium sized businesses.

•	New Product Lines. MBL Bank now offers credit cards (on an agency basis) and ACH originations. We continue to evaluate new product lines and services as a part of our ongoing efforts to offer a broader array of products and services to our customers. In particular, we continue to evaluate financial products which will increase our non-interest income.

•	Continuing Residential Mortgage Lending. Historically, we were a traditional single-family residential mortgage lender, and we will continue to offer traditional single-family residential loan products. For the past several years, we have emphasized originating such loans with balloon payments after three to five years and/or with shorter amortization periods and terms. At December 31, 2012, our loans secured by single-family residential mortgages amounted to $55.4 million, or 36.8% of our total loan portfolio.

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

Our net income amounted to $3.0 million and $2.6 million for the years ended December 31, 2012 and 2011, respectively. Some of the major factors and trends which have impacted our results in these periods include the following:

•	Low Market Rates of Interest. In recent periods, our results have benefitted from the historically low market rates of interest that have prevailed. The federal funds rate has been at a range of 0% to 0.25% from 2009 through 2012. We expect the federal funds rate to remain at the current low level through at least mid-2013. The average rates that we pay on our interest-bearing deposits and other liabilities have fallen steadily, from 1.14% for the year ended December 31, 2010 to 0.67% during the year ended December 31, 2012. Because the average rates on our deposits and other liabilities tend to adjust to changes in market rates of interest more quickly than the average yields we earn on our loans and other interest-earning assets, our average interest rate spread (the difference between the average yield earned on interest-earning assets and the average cost paid on interest-bearing liabilities) increased between 2011 and 2012 from 3.14% to 3.20%, as has our net interest income. We anticipate that the current low rate environment will continue to put downward pressure on short term interest rates until the economic recovery is sustainable. However, when the interest rate environment begins to increase it will cause pricing pressure on our deposit accounts and may have a negative impact on our net income.

•	Managing Other Expenses. Our other, or non-interest, expenses amounted to $4.4 million and $4.5 million for the years ended December 31, 2012 and 2011, respectively. We have been able to maintain the level of our non-interest expenses through implementation of stringent cost controls resulting in only modest increases in most of our areas of non-interest expense. Salary and employee benefits expense for the year ended December 31, 2012 increased $105,000 over the year ended December 31, 2011. The increase was primarily the result of an increase in the number of employees, salary increases, the purchase by our employee stock ownership plan of additional shares in the second-step conversion offering as well as the new stock benefit plans implemented.

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

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Charges against the allowance for loan losses are made when management believes that the collectibility of loan principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will cover known and inherent losses in the loan portfolio, based on evaluations of the collectibility of loans. The evaluations take into consideration such factors as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrowers’ ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans, and current economic conditions. This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on impaired loans, the value of collateral, estimated losses on our commercial and residential loan portfolios and general amounts for historical loss experience. All of these estimates may be susceptible to significant change.

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

Financial Condition

Changes in Financial Condition at December 31, 2012 Compared to December 31, 2011

Total assets increased $11.9 million or 4.5% to $276.5 million at December 31, 2012 compared to $264.6 million at December 31, 2011. This increase primarily reflected a $15.2 million or 20.9% increase in investment securities and a $15.0 million or 11.4% increase in net loans, offset partially by a $18.1 million decrease in cash and cash equivalents. The Company continued its efforts to expand its loan portfolio during 2012. For the year ended December 31, 2012, we originated a total of $108.4 million of loans, including $20.1 million of single-family residential loans, $24.7 million of commercial real estate loans, $18.3 million of commercial business loans and $17.8 million of non-real estate consumer loans, partially offset by $85.9 million of loan repayments. MBL Bank remains committed to continuing its emphasis on developing and growing new and existing loan relationships with both retail and commercial customers within its primary market area.

Total liabilities increased $10.6 million or 4.7% to $236.2 million at December 31, 2012 compared to $225.6 million at December 31, 2011. This increase was primarily due to a $10.3 million or 4.6% increase in deposits and a $400,000 increase in other liabilities.

Stockholders’ equity increased $1.3 million or 3.3% to $40.3 million as of December 31, 2012 compared to $39.0 million at December 31, 2011. The increase was in part due to net income of $3.0 million, other comprehensive income of $409,000 and the exercise of stock options of $241,000 for the year ended December 31, 2012. Stockholders’ equity was reduced by dividends paid of $918,000, the purchase of shares in the amount of $335,000 for the Company’s shareholder approved Recognition and Retention Plan, and the purchase of treasury stock for $1.3 million.

Non-performing assets and troubled debt restructurings, which consist of nonaccruing loans, accruing loans 90 days or more delinquent, troubled debt restructurings, and real estate owned (which includes real estate acquired through, or in lieu of, foreclosure), increased by $285,000 to $1.4 million or 0.5% of total assets at December 31, 2012 from $1.1 million or 0.4% of total assets at December 31, 2011. This increase was primarily due to a $70,000 increase in nonaccrual commercial real estate and land loans and an increase of $223,000 in accruing loans 90 days or more past due. At December 31, 2012, the $718,000 of non-performing assets consisted of $311,000 of accruing loans 90 days or more delinquent and $407,000 of nonaccrual loans. At December 31, 2012, the $407,000 of nonaccrual loans consisted primarily of single-family residential mortgage loans totaling $237,000, commercial real estate and land loans totaling $74,000 and consumer loans totaling $81,000. Management continues to aggressively pursue the collection and resolution of all delinquent loans. In addition, we had at December 31, 2012 one $706,000 non-residential real estate loan deemed a troubled restructuring which is on an accrual basis due to its continued performance in accordance with its modified terms for more than six months. See “Item 1 - Business - Asset Quality.” Such loan was subsequently paid in full in January 2013 with no loss to the Company.

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

At both December 31, 2012 and December 31, 2011, the allowance for loan losses amounted to $1.6 million. At December 31, 2012, the allowance for loan losses amounted to 223.5% of non-performing loans and 1.1% of total loans receivable, as compared to 381.5% and 1.2%, respectively, at December 31, 2011.

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

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the interest rate spread. Tax-exempt income and yields have not been adjusted to a tax-equivalent basis. All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be.

		2012			2011
	Yield/Rate at December 31, 2012	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	5.72%	$139,157	$8,383	6.02%	$129,235	$7,998	6.19%
Investment securities	1.36	82,769	1,185	1.43	64,542	1,108	1.72
Other interest-earning assets	0.24	27,123	67	0.25	36,042	91	0.25
Total interest-earning assets	3.68%	249,049	9,635	3.87%	229,819	9,197	4.00%
Non-interest-earning assets		11,348			11,501
Total assets		260,397			241,320
Interest-bearing liabilities:
Savings, NOW and money market accounts	0.25%	102,369	253	0.25%	93,675	287	0.31%
Certificates of deposit	1.14	88,458	1,029	1.16	82,740	1,222	1.48
Total deposits	0.55	190,827	1,282	0.67	176,415	1,509	0.86
FHLB advances and other borrowings	—	—	—	—	10	—	—
Total interest-bearing liabilities	0.55%	190,827	1,282	0.67%	176,425	1,509	0.86%
Non-interest-bearing liabilities		30,196			29,398
Total liabilities		221,023			205,823
Stockholders’ equity(1)		39,374			35,497
Total liabilities and shareholders’ equity(1)		$260,397			$241,320
Net interest-earning assets		$58,222			$53,394
Net interest income; average interest rate spread	3.13%		$8,353	3.20%		$7,688	3.14%
Net interest margin(2)				3.35%			3.34%
Average interest-earning assets to average interest-bearing liabilities				130.51%			130.26%

(1)	Includes retained earnings and other comprehensive income (loss).
(2)	Equals net interest income divided by average interest-earning assets.

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

	Year Ended December 31, 2012 Compared to 2011			Year Ended December 31, 2011 Compared to 2010
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total Increase (Decrease)	Rate	Volume	Total Increase (Decrease)
	(In thousands)
Interest income:
Loans receivable	$(229)	$614	$385	$(82)	$328	$246
Investment securities	(236)	313	77	(306)	288	(18)
Other interest-earning assets	(1)	(23)	(24)	(13)	40	27
Total interest income	(466)	904	438	(401)	656	255
Interest expense:
Savings, NOW and money market accounts	(61)	27	(34)	(205)	44	(161)
Certificates of deposit	(277)	84	(193)	(285)	111	(174)
Total deposits	(338)	111	(227)	(490)	155	(335)
FHLB advances and other borrowings	—	—	—	—	—	—
Total interest expense	(338)	111	(227)	(490)	155	(335)
Increase (decrease) in net interest income	$(128)	$793	$665	$89	$501	$590

Results of Operations

Comparison of Results of Operations for the Years Ended December 31, 2012 and 2011

General. We recorded net income of $3.0 million for the year ended December 31, 2012 compared to net income of $2.6 million in 2011.

Net interest income increased $665,000 or 8.7% to $8.4 million for the year ended December 31, 2012 compared to 2011, primarily due to a $438,000 increase in interest income combined with a $227,000 decrease in interest expense. The increase in interest income reflected the continued growth of our loan and investment portfolios offset by the re-pricing downward of such portfolios as a result of the decline in interest rates and yields. The decrease in interest expense is a reflection of the continued re-pricing downward of our deposit liabilities resulting from the decline in interest rates. Total non-interest income decreased $461,000 or 39.1% for the year ended December 31, 2012, compared to 2011. Non-interest income for the year ended December 31, 2011 included a gain on the sale of assets of $212,000 as compared to a net loss of $1,000 for the year ended December 31, 2012. There were no sales of investment securities for the year ended December 31, 2012 as compared to the sale of $18.4 million of investment securities during the year ended December 31, 2011. Non-interest expenses decreased by $130,000 or 2.9% for the year ended December 31, 2012 due to a $131,000 decrease in FDIC insurance premiums and a $95,000 decrease in occupancy expense, partially offset by a $105,000 increase in salary and benefit expense and a modest decrease in all other general and administrative expenses. The provision for loan losses was $120,000 and $370,000 for the years ended December 31, 2012 and 2011, respectively.

Net Interest Income. Net interest income is determined by our interest rate spread (i.e., the difference between the yields earned on our interest-earning assets and the rates paid on our interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased $665,000 or 8.7% to $8.4 million for the year ended December 31, 2012 compared to 2011. This increase was primarily due to the decrease in the rates paid on interest-bearing deposits combined with a $385,000 increase in interest earned on loans receivable and an increase of $53,000 in interest income on investment securities and other interest-earning assets due to increases in the average balances of loans and investments. The decline in interest expense was primarily the result of the decline in the average cost of interest-bearing liabilities which more than offset the $14.4 million increase in the average balance of interest-bearing deposits as we funded our asset growth through deposits rather than borrowings.

Interest Income. Interest income increased $438,000 or 4.8% to $9.6 million for the year ended December 31, 2012 compared to 2011. The increase was primarily due to a $385,000 or 4.8% increase in interest earned on loans and a $53,000 increase in interest earned on investment securities and other interest-earning assets. The increase in interest income on loans was primarily due to a $9.9 million or 7.7% increase in the average balance of loans outstanding as we continued our growth strategy, which increase more than offset the 17 basis point decline in the average yield reflecting the decline in market rates of interest. The increase in interest earned on investment securities reflected a $18.2 million or 28.2% increase in the average balance partially offset by a 29 basis point decline in the yield thereon.

Interest Expense. Interest expense decreased $227,000 or 15.0% to $1.3 million for the year ended December 31, 2012 compared to 2011. This was due to a decrease of $34,000 or 11.9% in interest expense on interest-bearing deposits and savings and a decrease of $193,000 or 15.8% in interest expense on certificates of deposit. The decrease in interest expense on certificates of deposit was primarily due to a 32 basis point or 21.6% decrease in the average rate paid, which was partially offset by a $5.7 million or 6.9% increase in the average balance outstanding. In addition, a further reduction in our cost of funds was due to the decrease in interest paid on transaction accounts of $34,000 or 11.9% which reflected primarily the effect of the 6 basis point decline in the average rate paid to 0.25% offset in part by the $8.7 million increase in the average balance as we pursued funding our asset growth with low cost core deposits.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, to maintain the allowance for loan losses at a level which will cover known and inherent losses in the loan portfolio, based upon an assessment of prior loss experience, the volume and type of lending conducted, industry standards, past due loans, economic conditions in our market area and other factors related to the collectibility of the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect a borrower’s ability to repay, estimated value of the underlying collateral and prevailing economic conditions. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The provision for loan losses amounted to $120,000 and $370,000 for the year ended December 31, 2012 and December 31, 2011, respectively.

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

Non-Interest Income. Total non-interest income decreased $461,000 or 39.1% from $1.2 million for the year ended December 31, 2011 to $719,000 for fiscal 2012. Non-interest income for the year ended December 31, 2011 included a gain on the sale of assets of $212,000 as compared to a net loss of $1,000 for the year ended December 31, 2012. There were no sales of investment securities during the year ended December 31, 2012 as compared to $18.4 million of investment securities during the year ended December 31, 2011.

Non-Interest Expenses. Our non-interest expenses amounted to $4.4 million and $4.5 million for the years ended December 31, 2012 and 2011, respectively. The decrease was primarily due to a $131,000 decrease in FDIC insurance premiums and a $95,000 decrease in occupancy expense, partially offset by a $105,000 increase in salary and benefit expense and a modest decrease in all other general and administrative expenses.

Income Tax Expense. We incurred income tax expense of $1.5 million for the year ended December 31, 2012 as compared to $1.4 million for the year ended December 31, 2011 due to the increase in income before income taxes for 2012. Our effective tax rates for 2012 and 2011 were 33.0% and 34.0%, respectively.

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

Although longer term, fixed-rate mortgage loans made up a significant portion of our interest-earning assets at December 31, 2012, we maintained a significant portfolio of securities available-for-sale during the past few years. We continue to structure increases in number of our loans to include balloon payments due in three to five years or with shorter terms in order to better position us for a rising rate environment. At December 31, 2012 and 2011, securities available-for-sale amounted to $88.2 million and $73.0 million, respectively, or 31.9% and 27.6%, respectively, of total assets at such dates. In addition, at December 31, 2012, 80.3% of our loan portfolio was comprised of loans with either balloon payments due in five years or less or with terms of five years or less. Pursuing this strategy will allow our interest-earning assets to reprice more rapidly in a rising interest rate environment.

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

Net Portfolio Value. Our interest rate sensitivity is monitored by management through the use of a model which internally generates estimates of the change in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of December 31, 2012:

Change in Interest Rates in Basis Points	Net Portfolio Value			NPV as % of Portfolio Value of Assets
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)
300	$40,173	$1,478	3.82%	15.23%	126	BP
200	40,510	1,815	4.69	15.08	111
100	40,423	1,728	4.47	14.79	82
Static	38,695	—	—	13.97	—
(100)	38,015	(680)	(1.76)	13.62	(35)

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

Our primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements. Our deposit accounts with the Federal Home Loan Bank of Dallas amounted to $3.6 million and $900,000 at December 31, 2012 and 2011, respectively.

A significant portion of our liquidity consists of securities classified as available-for-sale and cash and cash equivalents. Our primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts. If we require funds beyond our ability to generate them internally, we have borrowing agreements with the Federal Home Loan Bank of Dallas which provide an additional source of funds. At December 31, 2012, we did not have any advances from the Federal Home Loan Bank of Dallas and had $85.7 million in borrowing capacity.

At December 31, 2012, we had outstanding commitments to originate loans totaling $11.6 million. At December 31, 2012, certificates of deposit scheduled to mature in less than one year totaled $64.0 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal, in a rising interest rate environment. We intend to utilize our high levels of liquidity to fund our lending activities. If additional funds are required to fund lending activities, we intend to sell our securities classified as available-for-sale as needed.

MBL Bank is required to maintain regulatory capital sufficient to meet tangible, core and total risk-based capital ratios of at least 1.5%, 4.0% and 8.0%, respectively. At December 31, 2012, MBL Bank exceeded each of its capital requirements with ratios of 12.9%, 12.9% and 26.3%, respectively, and was deemed “well-capitalized” for regulatory capital purposes.

Payments Due Under Contractual Obligations

The following table summarizes our contractual cash obligations, consisting solely of certificates of deposit, at December 31, 2012.

	Total at	Payments Due By Period
	December 31, 2012	To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Certificates of deposit	$90,187	$64,044	$26,143	$—	$—
Total contractual obligations	$90,187	$64,044	$26,143	$—	$—

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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans in process at December 31, 2012.

	Total Amounts Committed at	Amount of Commitment Expiration - Per Period
	December 31, 2012	To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Letters of credit	$114	$114	$—	$—	$—
Unused lines of credit	16,892	8,216	8,676	—	—
Undisbursed portion of loans in process	2,364	2,364	—	—	—
Commitments to originate loans	11,566	11,566	—	—	—
Total commitments	$30,936	$22,260	$8,676	$—	$—

Recent Accounting Pronouncements

International Financial Reporting Standards (“IFRS”)

In November 2009, the Securities and Exchange Commission issued a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with IFRS. IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The Securities and Exchange Commission had been expected to make a determination in 2012 regarding the mandatory adoption of IFRS. To date, the Securities and Exchange Commission has not issued its determination on this matter. The Company is currently assessing the impact that this potential change would have on its operating results and financial condition, and will continue to monitor the development of the potential implementation of IFRS.

Accounting Standards Updates

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement. ASU 2011-04 amends the fair value measurement and disclosure requirements in order to gain consistency between the generally accepted accounting principles in the United States and the IFRS. The effective date for ASU 2011-04 is for the first interim and annual period beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on the Company’s results of operations, financial position or disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income. ASU 2011-05 requires entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement of comprehensive income or in two separate consecutive statements. The effective date for ASU 2011-05 is for annual and interim periods beginning after December 15, 2011. The adoption of ASU 2011-05 is reflected in the financial statements and presents a change in its consolidated statement of changes in shareholder’s equity.

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

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 201I-05. ASU 2011-12 defers certain changes in ASU 2011-05 relating to the presentation of reclassification adjustments. The adoption of ASU 2011-012 did not have a material impact on the Company’s results of operations, financial position or disclosures.

In June 2012, the FASB issued Exposure Draft 2012-200, Financial Instruments (Topic 825), Disclosures about Liquidity Risk and Interest Rate Risk. The proposed ASU would require financial institutions to include liquidity risk tabular disclosure of the carrying amounts of classes of financial assets and liabilities segregated by their expected maturities, including off-balance sheet financial commitments and obligations. In addition, interest rate risk disclosures would provide information about the exposure of the entities financial assets and liabilities to fluctuations in market interest rates. The proposed ASU does not include a proposed effective date.

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

The Board of Directors

Minden Bancorp, Inc. and Subsidiary

Minden, Louisiana

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Minden Bancorp, Inc. and Subsidiary as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Minden Bancorp, Inc. and Subsidiary as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

March 12, 2013

Shreveport, Louisiana

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2012 AND 2011

(in thousands, except shares and per share)

A S S E T S	2012	2011

Cash and noninterest-bearing deposits	$6,499	$3,498
Interest-bearing demand deposits	26,791	46,734
Federal funds sold	1,000	2,175
Total cash and cash equivalents	34,290	52,407

Securities available-for-sale, at estimated market value	88,188	72,955
First National Banker’s Bank stock, at cost	210	210
Federal Home Loan Bank stock, at cost	109	240
Loans, net of allowance for loan losses of $1,605 - 2012 and $1,625-2011	146,481	131,454
Accrued interest receivable	822	715
Premises and equipment, net	5,243	5,418
Other assets owned	—	10
Prepaid and other assets	1,148	1,189

Total assets	$276,491	$264,598

The accompanying notes are an integral part of the consolidated financial statements. 49

LIABILITIES AND STOCKHOLDERS’ EQUITY	2012	2011

Liabilities:
Deposits:
Noninterest-bearing	$41,461	$37,850
Interest-bearing	192,502	185,863
Total deposits	233,963	223,713
Accrued interest payable	212	264
Other liabilities	1,991	1,591
Total liabilities	236,166	225,568

Stockholders' equity:
Preferred stock-$.01 par value; authorized 10,000,000
shares; none issued-no rights/preferences set by
board	—	—
Common stock-$.01 par value; authorized 40,000,000 shares;
2,445,315 shares-2012 and 2,420,231 shares-2011 issued and
2,355,831 shares-2012 and 2,420,231 shares-2011 outstanding	24	24
Additional paid-in capital	30,163	29,922
Retained earnings	11,677	9,560
Accumulated other comprehensive income	803	394
Unearned common stock held by Recognition
Retention Plan (RRP)
(47,736 shares-2012 and 34,476 shares-2011)	(539)	(319)
Unallocated common stock held by ESOP (50,195
shares-2012 and 57,546 shares-2011 unreleased)	(460)	(551)
Treasury stock-at cost (89,484 shares-2012 and
-0- shares-2011)	(1,343)	—
Total stockholders' equity	40,325	39,030
(Substantially restricted)

Total liabilities and stockholders' equity	$276,491	$264,598

The accompanying notes are an integral part of the consolidated financial statements. 50

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(in thousands, except per share)

	2012	2011
Interest income:
Loans, including fees	$8,383	$7,998
Investments-taxable:
Securities	299	522
Mortgage-backed securities	886	586
Other	67	91
Total interest income	9,635	9,197

Interest expense:
Interest-bearing demand deposits and savings	253	287
Certificates of deposit	1,029	1,222
Total interest expense	1,282	1,509
Net interest income	8,353	7,688
Provision for loan losses	120	370
Net interest income after provision for loan losses	8,233	7,318

Noninterest income:
Customer service fees	689	888
Gain (loss) on sale of assets - net	(1)	212
Other operating income	31	80
Total noninterest income	719	1,180

Noninterest expenses:
Salaries and benefits	2,555	2,450
Office occupancy expense	740	835
Professional fees and supervisory examinations	270	255
FDIC insurance premium	140	271
Computer department expenses	163	170
Other general and administrative expenses	531	548
Total noninterest expenses	4,399	4,529

Income before income taxes	4,553	3,969

Income tax expense	1,518	1,350

Net income	$3,035	$2,619

Earnings per share (EPS)-basic	$1.32	$1.13
Diluted EPS	$1.23	$1.05

The accompanying notes are an integral part of the consolidated financial statements. 51

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(in thousands)

	2012	2011

Consolidated net income	$3,035	$2,619
Other comprehensive income before income tax:
Unrealized gains on securities
available for sale:
Unrealized holding gains	620	193
	620	193

Income tax:
Unrealized gains on securities
available for sale	211	66
	211	66

Other comprehensive income	409	127

Comprehensive income	$3,444	$2,746

The accompanying notes are an integral part of the consolidated financial statements. 52

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(in thousands, except per share)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned RRP	Unearned ESOP/SOP	Treasury Stock	Total

Balance January 1, 2011	$15	$16,575	$9,256	$267	$(60)	$(95)	$(1,848)	$24,110

Net income	—	—	2,619	—	—	—	—	2,619
Other comprehensive income	—	—	—	127	—	—	—	127
Issuance of Common Stock, net of $920 conversion cost	9	13,014	—	—	—	(557)	—	12,466
Exercise of stock options	—	362	—	—	—	—	—	362
Dividends (0.20 per share)	—	—	(467)	—	—	—	—	(467)
Amortization of awards under RRP-net of release of RRP/SOP/ESOP	—	(29)	—	—	68	18	—	57
Unearned RRP/ESOP	—	—	—	—	30	83	—	113
Purchase of shares for RRP	—	—	—	—	(357)	—	—	(357)
Treasury shares retired	—	—	(1,848)	—	—	—	(1,848)	—

Balance December 31, 2011	24	29,922	9,560	394	(319)	(551)	—	39,030

Net income	—	—	3,035	—	—	—	—	3,035
Other comprehensive income	—	—	—	409	—	—	—	409
Exercise of stock options	—	241	—	—	—	—	—	241
Dividends (.385 per share)	—	—	(918)	—	—	—	—	(918)
Amortization of awards under RRP-net of release of RRP/SOP/ESOP	—	—	—	—	115	38	—	153
Unearned RRP/ESOP	—	—	—	—	—	53	—	53
Purchase of shares for RRP	—	—	—	—	(335)	—	—	(335)
Purchase of treasury stock	—	—	—	—	—	—	(1,343)	(1,343)

Balance December 31, 2012	$24	$30,163	$11,677	$803	$(539)	$(460)	$(1,343)	$40,325

The accompanying notes are an integral part of the consolidated financial statements. 53

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(in thousands)

	2012	2011
Cash flows from operating activities:
Net income	$3,035	$2,619
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	264	280
Provision for loan losses	120	370
Deferred income taxes	(5)	808
RRP and other expenses	206	169
Net amortization of securities	1,152	535
(Gain) loss on sale of assets	1	(212)
(Increase) decrease in prepaid expenses and
accrued income	(60)	425
Increase in interest payable and other liabilities	136	118
Net cash provided by operating activities	4,849	5,112

Cash flows from investing activities:
Activity in available for sale securities:
Sales, maturities and pay-downs	24,221	39,844
Purchases	(39,986)	(50,524)
Activity in held to maturity securities:
Sales, maturities and pay-downs	—	136
Net (increase) in loans	(15,155)	(4,610)
Purchases of premises and equipment-net	(89)	(147)
Proceeds from sale of other assets	148	11
Net cash (used) by investing activities	(30,861)	(15,290)

Cash flows from financing activities:
Net increase in deposits	10,250	11,628
Dividends paid	(918)	(467)
Proceeds from stock options exercised	241	362
Purchase of shares for RRP	(335)	(357)
Purchase of treasury stock	(1,343)	—
Deposit/proceeds from stock offering – net	—	2,717
Net cash provided by financing activities	7,895	13,883

Net (decrease) increase in cash and cash equivalents	(18,117)	3,705

Cash and cash equivalents at January 1	52,407	48,702

Cash and cash equivalents at December 31	$34,290	$52,407
The accompanying notes are an integral part of the consolidated financial statements. 54

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(in thousands)

	2012	2011

Supplemental disclosures:
Interest paid on deposits and borrowed funds	$1,350	$1,566

Income taxes paid	$1,579	$448

Noncash investing and financing activities:
Transfer of loans to real estate owned	$168	$209

Increase in unrealized gain on securities
available for sale	$620	$193

The accompanying notes are an integral part of the consolidated financial statements. 55

MINDEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

1.	Summary of Significant Accounting Policies

Minden Bancorp, Inc. is a savings and loan holding company (the “Company”) established in 2010 as the successor to Minden Bancorp, Inc., a Federal corporation established in 2001 as described below. MBL Bank (the “Bank”) is the wholly-owned subsidiary of the Company. The Company's significant assets and business activity are its investment in the Bank. All intercompany transactions have been eliminated in consolidation of Minden Bancorp, Inc. and MBL Bank. The Bank accepts customer demand, savings, and time deposits and provides residential mortgages, commercial mortgages, and consumer and business loans to customers. The Bank is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

Basis of Presentation. In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of December 31, 2012. In preparing these financial statements, the Company evaluated subsequent events through the date these financial statements were issued.

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

Investment Securities. Management determines the appropriate classification of securities at the time of purchase. If management has the positive intent and ability to hold investments in bonds, notes, and debentures until maturity, they are classified as held to maturity and carried at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the effective interest method over the period to maturity. Securities to be held for indefinite periods of time yet not intended to be held to maturity or on a long-term basis are classified as securities available for sale and carried at fair value. Unrealized gains and losses on securities available for sale which have been reported as direct increases or decreases in stockholders' equity, net of related deferred tax effects, are accounted for as other comprehensive income. The cumulative changes in unrealized gains and losses on such securities are accounted for in accumulated other comprehensive income as part of stockholders' equity. Gains and losses on the sale of securities available for sale are determined using the specific-identification method. Other-than-temporary impairments of debt securities is based upon the guidance as follows: (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

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

1.	Summary of Significant Accounting Policies (continued)

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

Advertising Costs. Advertising costs are expensed as incurred. Such costs (in thousands) amounted to approximately $43 and $35 for the years ended December 31, 2012 and 2011, respectively, and are included in other operating expense.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income. ASU 2011-05 requires entities to present the total comprehensive income, and the components of net income and the components of other comprehensive income in a single continuous statement of comprehensive income or in two separate consecutive statements. The effective date for ASU 2011-05 was for annual and interim periods beginning after December 15, 2011. The Company has adopted ASU 2011-05 with the inclusion of the Consolidated Statements of Other Comprehensive Income in the financial statements.

2.	Investment Securities

There were no securities held-to-maturity at December 31, 2012 and 2011.

Securities available-for-sale (in thousands) consists of the following:

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipals	$6,029	$50	$43	$6,036
Agency Bonds	18,694	203	—	18,897
CMO	10,619	7	137	10,489
FNMA Pools	36,553	750	1	37,302
FHLMC Pools	13,195	371	—	13,566
GNMA Pools	1,882	16	—	1,898
	$86,972	$1,397	$181	$88,188

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipals	$868	$18	$—	$886
Agency Bonds	24,887	252	—	25,139
CMO	1,828	16	—	1,844
FNMA Pools	31,504	223	38	31,689
FHLMC Pools	10,732	155	30	10,857
GNMA Pools	2,539	1	—	2,540
	$72,358	$665	$68	$72,955

The amortized cost and estimated fair value (in thousands) of investment securities at December 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
	Cost	Value

One year or less	$8,871	$8,920
After 1 year thru 5 years	70,452	71,637
After 5 years thru 10 years	3,928	3,896
After 10 years	3,721	3,735
	$86,972	$88,188

2.	Investment Securities (continued)

At December 31, 2012, investment securities with a financial statement carrying amount (in thousands) of $62,533 were pledged to secure public and private deposits. A gain of (in thousands) $177 was recognized on sale of investments in 2011. There were no investment securities sold during 2012. Sales, maturities and calls are detailed on the statements of cash flows.

Information pertaining to securities with gross unrealized losses (in thousands) at December 31, 2012 and 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2012:
Municipals	$2,628	$43	$—	$—	$2,628	$43
CMO	9,024	137	—	—	9,024	137
FNMA Pools	1,771	1	—	—	1,771	1
	$13,423	$181	$—	$—	$13,423	$181

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2011:
FNMA Pools	$11,871	$38	$—	$—	$11,871	$38
FHLMC Pools	3,742	30	—	—	3,742	30
	$15,613	$68	$—	$—	$15,613	$68

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

3.	Loans and Allowance for Loan Losses

The composition of the Company’s loan portfolio (in thousands) at December 31, 2012 and 2011 consisted of the following:

	2012	2011
Loans secured by real estate:
Secured by 1-4 family residential properties	$61,185	$58,785
Secured by nonfarm, nonresidential properties	59,868	48,160
Commercial and industrial loans	15,960	13,063
Consumer loans (including overdrafts of
$43 and $40)	8,845	10,427
Loans secured by deposits	4,592	4,162
Total	150,450	134,597
Less: Allowance for loan losses	(1,605)	(1,625)
Unfunded construction loan commitments	(2,364)	(1,518)

Loans, net	$146,481	$131,454

Changes in the allowance for loan losses (in thousands) are summarized as follows:

	2012	2011

Balance, beginning of period	$1,625	$1,286
Provision for loan losses	120	370
Recoveries	47	7
Loans charged off	(187)	(38)
Balance, end of period	$1,605	$1,625

The following tables detail the balance in the allowance for loan losses (in thousands) by portfolio segment at December 31, 2012 and 2011:

	Balance			Provision	Balance
	January 1,	Charge-		for Loan	December
	2012	offs	Recoveries	Losses	31, 2012

Loans secured by real estate:
Secured by 1-4 family residential properties	$322	$142	$—	$458	$638
Secured by nonfarm, nonresidential properties	692	—	—	(72)	620
Commercial and industrial loans	233	—	—	(65)	168
Consumer loans	378	45	47	(201)	179
Loans secured by deposits	—	—	—	—	—
Total	$1,625	$187	$47	$120	$1,605

3.	Loans and Allowance for Loan Losses (continued)

	Balance			Provision	Balance
	January 1,	Charge-		for Loan	December
	2011	offs	Recoveries	Losses	31, 2011

Loans secured by real estate:
Secured by 1-4 family residential properties	$188	$2	$—	$136	$322
Secured by nonfarm, nonresidential properties	506	—	—	186	692
Commercial and industrial loans	223	—	—	10	233
Consumer loans	369	36	7	38	378
Other loans	—	—	—	—	—
Total	$1,286	$38	$7	$370	$1,625

	December 31, 2012
	Allowance for Loan Losses
	Disaggregated by Impairment Method
	Individually	Collectively	Total
Loans secured by real estate:
Secured by 1-4 family residential properties	$20	$618	$638
Secured by nonfarm, nonresidential properties	—	620	620
Commercial and industrial loans	—	168	168
Consumer loans	14	165	179
Loans secured by deposits	—	—	—
	$34	$1,571	$1,605

	December 31, 2011
	Allowance for Loan Losses
	Disaggregated by Impairment Method
	Individually	Collectively	Total

Loans secured by real estate:
Secured by 1-4 family residential properties	$23	299	322
Secured by nonfarm, nonresidential properties	—	692	692
Commercial and industrial loans	4	229	233
Consumer loans	8	370	378
Other loans	—	—	—
	$35	$1,590	$1,625

The following tables summarize information (dollars in thousands) relative to loan modifications determined to be troubled debt restructurings. As of December 31, 2012 and 2011, all the troubled debt restructurings are included in impaired loans.

3.	Loans and Allowance for Loan Losses (continued)

Troubled Debt Restructurings

	December 31, 2012
		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Recorded Investment	Recorded Investment

1-4 family residential	8	$237	$237
Nonfarm, nonresidential	4	779	779
Total real estate loans	12	1,016	1,016
Commercial and industrial	1	15	15
Consumer loans	13	81	81
Total loans	26	$1,112	$1,112

There have been no subsequent defaults of troubled debt restructurings.

Restructured loans (loans which had been renegotiated at below-market interest rates or for which other concessions were granted, but are accruing interest) were $706,000 at December 31, 2012. The restructured loans were paid in full in January 2013 with no loss to the Company.

	December 31, 2011
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

The following tables detail loans individually and collectively evaluated for impairment (in thousands) at December 31, 2012 and 2011:

	December 31, 2012
	Loans Evaluated for Impairment
	Individually	Collectively	Total
Loans secured by real estate:
Secured by 1-4 family residential properties	$408	$59,205	$59,613
Secured by nonfarm, nonresidential properties	803	58,273	59,076
Commercial and industrial loans	39	15,921	15,960
Consumer loans	133	8,712	8,845
Loans secured by deposits	—	4,592	4,592
Total	$1,383	$146,703	$148,086

3.	Loans and Allowance for Loan Losses (continued)

	December 3l, 2011
	Loans Evaluated for Impairment
	Individually	Collectively	Total
Loans secured by real estate:
Secured by 1-4 family residential properties	$353	$56,914	$57,267
Secured by nonfarm, nonresidential properties	707	47,453	48,160
Commercial and industrial loans	19	13,044	13,063
Consumer loans	99	10,328	10,427
Loans secured by deposits	—	4,162	4,162
Total	$1,178	$131,901	$133,079

	Impaired Loans
	For the Year Ended December 31, 2012
		Unpaid		Interest
	Recorded	Principal	Related	Income
	Investment	Balance	Allowance	Recognized
With no related allowance recorded:
Secured by 1-4 family residential properties	$363	$363	$—	$14
Secured by nonfarm, nonresidential properties	803	803	—	54
Commercial and industrial loans	39	39	—	—
Consumer loans	111	111	—	9
Loans secured by deposits	—	—	—	—

With an allowance recorded:
Secured by 1-4 family residential properties	45	45	20	—
Secured by nonfarm, nonresidential properties	—	—	—	—
Commercial and industrial loans	—	—	—	—
Consumer loans	22	22	14	—
Loans secured by deposits	—	—	—	—

Total:
Secured by 1-4 family residential properties	$408	$408	$20	$14
Secured by nonfarm, nonresidential properties	803	803	—	54
Commercial and industrial loans	39	39	—	—
Consumer loans	133	133	14	9
Loans secured by deposits	—	—	—	—

The average recorded investment on the impaired loans for the year 2012 was $1.3 million.

Total non-accrual loans (in thousands) at December 31, 2012 and December 31, 2011 were $407 and $338, respectively. Interest income (in thousands) of approximately $33 and $23 would have been recognized for the period ended December 31, 2012 and December 31, 2011, respectively, had the loans not been on non-accrual.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

3.	Loans and Allowance for Loan Losses (continued)

The table below illustrates the carrying amount (in thousands) of loans by credit quality indicator:

	December 31, 2012
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
Loans secured by real estate:
Secured by 1-4 family residential
properties	$58,734	$493	$386	$—	$—	$59,613
Secured by nonfarm, nonresidential
properties	57,456	1,523	97	—	—	59,076
Commercial and industrial loans	15,921	—	39	—	—	15,960
Consumer loans	8,601	126	118	—	—	8,845
Loans secured by deposits	4,589	3	—	—	—	4,592
Total	$145,301	$2,145	$640	$—	$—	$148,086

	December 31, 2011
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
Loans secured by real estate:
Secured by 1-4 family residential
properties	$55,384	$1,201	$682	$—	$—	$57,267
Secured by nonfarm, nonresidential
properties	46,918	1,242	—	—	—	48,160
Commercial and industrial loans	13,044	—	19	—	—	13,063
Consumer loans	10,095	204	128	—	—	10,427
Loans secured by deposits	4,162	—	—	—	—	4,162
Total	$129,603	$2,647	$829	$—	$—	$133,079

A summary of current, past due and nonaccrual loans (in thousands) was as follows:

	December 31, 2012
		Past Due
	Past Due	Over 90 Days
	30-89	and	Non-	Total	Total
	Days	Accruing	Accruing	Past Due	Current	Loans
Loans secured by real estate:
Secured by 1-4 family residential
properties	$3,443	$172	$237	$3,852	$55,761	$59,613
Secured by nonfarm, nonresidential
properties	1,162	23	74	1,259	57,817	59,076
Commercial and industrial loans	1,188	24	15	1,227	14,733	15,960
Consumer loans	224	92	81	397	8,448	8,845
Loans secured by deposits	187	—	—	187	4,405	4,592
Total	$6,204	$311	$407	$6,922	$141,164	$148,086

3.	Loans and Allowance for Loan Losses (continued)

	December 31, 2011
		Past Due
	Past Due	Over 90 Days
	30-89	and	Non-	Total	Total
	Days	Accruing	Accruing	Past Due	Current	Loans
Loans secured by real estate:
Secured by 1-4 family residential
properties	$913	$87	$227	$1,227	$56,040	$57,267
Secured by nonfarm, nonresidential
properties	929	—	4	933	47,227	48,160
Commercial and industrial loans	51	—	19	70	12,993	13,063
Consumer loans	281	1	88	370	10,057	10,427
Loans secured by deposits	—	—	—	—	4,162	4,162
Total	$2,174	$88	$338	$2,600	$130,479	$133,079

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

4.	Accrued Interest Receivable

Accrued interest receivable (in thousands) at December 31, 2012 and 2011, consists of the following:

	2012	2011

Loans	$528	$485
Mortgage-backed securities	162	128
Investment securities and other	132	102
Total accrued interest receivable	$822	$715

5.	Premises and Equipment

Premises and equipment (in thousands) are summarized as follows:

	2012	2011

Land and buildings	$5,806	$5,683
Furniture, fixtures and equipment	1,421	1,319
Total	7,227	7,002
Less-accumulated depreciation	(1,984)	(1,720)
Construction in progress	—	136
Net premises and equipment	$5,243	$5,418

6.	Prepaid and other Assets

Prepaid and other assets (in thousands) consist of the following:

	2012	2011

Cash value of life insurance	$611	$616
Prepaid expenses	470	571
Other	67	2
	$1,148	$1,189

7.	Deposits

Deposits (in thousands) as of December 31, 2012 and 2011 are summarized as follows:

	2012	2011

Demand deposit accounts (including official
checks of $765 in 2012 and $621 in 2011)	$128,330	$124,437
Savings	15,446	14,415
Certificates of deposit:
0.00% – 0.99%	38,266	13,089
1.00% – 1.99%	51,015	70,712
2.00% – 2.99%	906	1,060
Total certificates of deposit	90,187	84,861

Total deposits	$233,963	$223,713

Scheduled maturities of certificates of deposit (in thousands) at December 31, 2012 are as follows:

	2013	2014	2015	Total

0.00% – 0.99%	$34,911	$3,355	$—	$38,266
1.00% – 1.99%	28,227	16,300	6,488	51,015
2.00% – 2.99%	906	—	—	906
	$64,044	$19,655	$6,488	$90,187

Included in deposits (in thousands) at December 31, 2012 and 2011 are $47,527 and $42,128, respectively, of certificates of deposit (CD) in denominations of $100,000 or more.

Effective January 1, 2013, deposits held in noninterest-bearing transaction accounts are aggregated with any interest-bearing deposits the owner may hold in the same ownership category, and the combined total insured up to at least $250,000 by the FDIC.

8.	Federal Income Taxes

Federal income tax expense (in thousands, except %) applicable to net income for the periods ended December 31, 2012 and 2011 was as follows:

	December 31
	2012	2011
	(in thousands)
Federal income taxes:
Current	$1,522	$542
Deferred	(5)	808
Income tax expense	$1,517	$1,350

The reconciliation of the effective income tax rate to the federal statutory rate is as follows for the years ended December 31:

	December 31
	2012	2011

Statutory federal income tax rate	34%	34%

Effective income tax rate	33%	34%

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of our deferred tax liability are as follows at December 31, 2012 and 2011:

	December 31
	2012	2011
	(in thousands)
Deferred tax assets (liabilities):
Allowance for loan losses and credit losses	$105	$112
Deferred compensation/stock options/incentive
plans	123	116
Basis difference in premises and equipment	(436)	(436)
Basis difference on investments	(413)	(203)
Net deferred tax liability	$(621)	$(411)

In computing federal taxes on income under provisions of the Internal Revenue Code in years past, earnings appropriated by savings associations to general reserves were deductible in arriving at taxable income if certain conditions were met. Retained earnings appropriated to federal insurance reserve at December 31, 2012 and 2011, includes appropriations of net income (in thousands) of prior years of $1,456, for which no provision for federal income taxes has been made. If this portion of the reserve is used for any purpose other than to absorb losses, a tax liability will be imposed upon the Company at the then current federal income tax rate.

The Company, as required under GAAP, reviewed its various tax positions taken or expected to be taken in its tax return and has determined it does not have unrecognized tax benefits. The Company does not expect that position to change significantly over the next twelve months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2012, the Company has not accrued interest or penalties related to uncertain tax positions.

8.	Federal Income Taxes (continued)

The Company files a U.S. federal income tax return. The Company’s federal income tax returns for the tax years 2010 and beyond remain subject to examination by the IRS. No significant state income taxes are applicable to the Company.

9.	Federal Home Loan Bank Advances

Federal Home Loan Bank (FHLB) advances represent short-term, fixed-rate borrowings from the Federal Home Loan Bank of Dallas. The Bank has borrowed advances for periods from overnight to four and one-half months. Interest rates paid on the advances vary by term and are set by the Federal Home Loan Bank. There were no advances outstanding at December 31, 2012 and 2011.

The Bank has an available line of credit (in thousands) with the FHLB of $85,693 at December 31, 2012 with $85,693 available for use.

10.	Pension/ESOP Plan

In 2001, the Bank adopted a 401(k) retirement plan covering all employees based upon a year of service. The Bank contributes up to a 6% match of the employees' contribution based upon Board approval. Plan contributions (in thousands) for 2012 and 2011 were $85 and $80, respectively.

The Company established an ESOP and loaned the ESOP $524 (in thousands) in July 2002 to purchase 52,371 pre-conversion shares of common stock, which amounted to 3.8% of the outstanding shares at such date. The loan matured and was paid off on June 30, 2012. Additionally the ESOP was extended a loan in 2011 in the amount of (in thousands) $558, to purchase 55,772 shares of common stock. The remaining balance (in thousands) due of $517 at $38 (in thousands) per year including interest is payable over approximately nineteen years. The Bank made contributions to the ESOP to enable it to make the note payments (in thousands) of $71 and $104 during the years ended December 31, 2012 and 2011, respectively, which is included in salaries and benefits on the income statement. As the notes are paid, the shares will be released and allocated to the participants of the ESOP. The market value of the unreleased ESOP shares (50,195) at December 31, 2012 was approximately $798 (in thousands).

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below, in thousands) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2012, that the Bank met all capital adequacy requirements to which it is subject.

11.	Retained Earnings and Regulatory Capital (continued)

As of December 31, 2012, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table (amounts in thousands). The Bank's actual capital amounts (in thousands) and ratios are also presented in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2012
Total capital (to Risk
Weighted Assets)	$37,370	26.27%	>$11,380	>8.0%	>$14,226	>10.0%
Core (Tier I) Capital (to
Risk Weighted Assets)	$35,765	25.14%	N/A	N/A	>$8,535	>6.0%
Core (Tier I) Capital (to
Total Assets)	$35,765	12.94%	>$11,058	>4.0%	>$13,822	>5.0%
Tangible Capital
(to Total Assets)	$35,765	12.94%	>$4,147	>1.5%	N/A	N/A

As of December 31, 2011
Total capital (to Risk
Weighted Assets)	$34,055	27.26%	>$9,994	>8.0%	>$12,492	>10.0%
Core (Tier I) Capital (to
Risk Weighted Assets)	$32,493	26.01%	N/A	N/A	>$7,495	>6.0%
Core (Tier I) Capital (to
Total Assets)	$32,493	12.31%	>$10,560	>4.0%	>$13,200	>5.0%
Tangible Capital
(to Total Assets)	$32,493	12.31%	>$3,960	>1.5%	N/A	N/A

Capital for the Company is not significantly different than the amounts reflected above for the Bank. The following is a reconciliation of the Bank’s equity under GAAP to regulatory capital at the dates indicated (in thousands):

	2012	2011

GAAP equity	$36,568	$32,887
Accumulated other comprehensive unrealized
Gains	(803)	(394)
Tier 1 Capital	35,765	32,493
Allowance for loan losses/other	1,605	1,562
Total capital	$37,370	$34,055
73

12.	Fair Value of Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. FASB Accounting Standards Codification Topic 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

Short-term borrowings: The carrying amounts of Federal Home Loan Bank advances maturing within ninety days approximate their fair values.

12.	Fair Value of Financial Instruments (continued)

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

From time to time, certain assets may be recorded at fair value on a non-recurring basis, typically as a result of the application of lower of cost or fair value accounting or a write-down occurring during the period. The only item recorded at fair value on a non-recurring basis is foreclosed real estate, which is recorded at the lower of cost or fair value less estimated costs to sell. Fair value is determined by reference to appraisals (performed either by the Bank or by independent appraisers) on the subject property, using market prices of similar real estate assets (level 2 measurements). The Bank held no foreclosed real estate at December 31, 2012 or December 31, 2011.

The estimated fair values (in thousands), and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	2012		2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$34,290	$34,290	$52,407	$52,407
Securities available for sale	88,188	88,188	72,955	72,955
FNBB & FHLB stock	319	319	450	450
Loans, net	146,481	146,027	131,454	131,046
Accrued interest receivable	822	822	715	715

Financial liabilities:
Deposits	233,963	234,174	223,713	223,914
Accrued interest payable	212	212	264	264

Off-balance sheet credit related to
financial instruments:
Commitments to extend credit	32,643	32,643	14,401	14,401

Off-balance sheet derivative financial instruments: None

The Company adopted FASB Accounting Standards Topic 820, “Fair Value Measurements” (Topic 820), as of January 1, 2008. Topic 820 requires disclosures that stratify balance sheet amounts measured at fair value based on the inputs used to derive fair value measurements. These strata included:

•	Level 1 valuations, where the valuation is based on quoted market prices for identical assets or liabilities traded in active markets (which include exchanges and over-the-counter markets with sufficient volume),

•	Level 2 valuations, where the valuation is based on quoted market prices for similar instruments traded in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market, and

12.	Fair Value of Financial Instruments (continued)

•	Level 3 valuations, where the valuation is generated from model-based techniques that use significant assumptions not observable in the market, but observable based on the Company’s-specific data. These unobservable assumptions reflect the Company’s own estimates for assumptions that market participants would use in pricing the asset or liability. Valuation techniques typically include option pricing models, discounted cash flow models and similar techniques, but may also include the use of market prices of assets or liabilities that are not directly comparable to the subject asset or liability.

Fair values of assets and liabilities (in thousands) measured on a recurring basis at December 31, 2012 and 2011 are as follows:

	Level 1	Level 2	Level 3	Fair Value

December 31, 2012:
Securities available for sale	$—	$88,188	$—	$88,188

	Level 1	Level 2	Level 3	Fair Value

December 31, 2011:
Securities available for sale	$—	$72,955	$—	$72,955

13.	Segment Reporting

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

The Company authorized 45,634 (26,186 pre-conversion) shares of the Company’s common stock to be awarded under the agreement and purchased the shares in the open market to fund the 2003 RRP plan. As of December 31, 2012 6,066 shares had not vested. Shares vested and issued during the years ended December 31, 2012 and 2011 were 2,281 and 2,281, respectively.

On July 12, 2011 the Company authorized 49,534 shares of the Company’s common stock to be awarded under the 2011 RRP agreement. As of December 31, 2012, 49,534 shares had been purchased in the open market at a cost of $692,000. As of December 31, 2012, 39,337 shares had been awarded under the 2011 RRP agreement. Initial vesting of shares under this agreement began on July 12, 2012 with 7,864 shares vesting on such date.

14.	Stock Based Benefit Plans (continued)

Expense for the 2003 RRP and 2011 RRP is being amortized over a 60-month period and is based on the market value of the Company’s stock as of the date of the awards which was $11.96 with respect to the 2008 awards and $6.31 and $12.00 for the 2009 and 2011 awards, respectively. All awards prior to 2007 have been fully amortized. Total compensation under the 2003 RRP and 2011 RRP agreements for the years ended December 31, 2012 and 2011 was $115,000 and $68,000, respectively, and is included in salaries and benefits.

The Company established the 2003 Stock Option Plan (“the 2003 Option Plan”) and the 2011 Stock Option Plan (“the 2011 Option Plan”) under which 114,084 (65,464 pre-conversion) and 123,836 shares of Company stock, respectively, are reserved for the grant of stock options to directors, officers and employees. The Plans provide for vesting of options granted to participants at 20% per year and the options expire in ten years. The exercise price of the options is equal to the fair market value of the common stock on the grant date. As of December 31, 2012, options covering 138,840 shares were outstanding and had an average exercise price of $10.68. Options totaling 50,231 shares were vested and exercisable at December 31, 2012 with an average exercise price of $9.30.

The fair value of each outstanding option is estimated on the date of the grant using the Black-Scholes option-pricing formula with the following weighted average assumptions; 1% dividend yield, 10 years expected life, 30.07% expected volatility and 3.53% risk free interest. The majority of the 2003 Option Plan options (86,934) were granted in May 2003 and have fully vested. The value of 4,888 shares granted in 2008 was considered immaterial and the value of 20,867 shares issued in 2009 had an approximate value of $50,000 under the Black-Scholes option-pricing formula. 2012 Option Plan shares granted (92,853) had an approximate value of $175,000 under the Black-Scholes option-pricing formula.

The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based upon the Company’s history and expectation of dividend payouts.

The Company's Stock Benefits Administration Committee of the Board of Directors oversees the RRP and Option Plans.

A summary of the status of the Company’s stock options is presented below:

	Total Options
	Number of Shares	Average Exercise Price	Average Intrinsic Value
Outstanding-December 31, 2007	82,046	$8.82
Granted	4,888	$11.96
Outstanding-December 31, 2008	86,934	$9.00
Granted	20,867	$6.31
Outstanding-December 31, 2010 and 2009	107,801	$8.65
Granted - 2011	99,108	$12.00
Forfeited and exercised – 2011	(42,985)

Exercised – 2012	(25,084)
Outstanding-December 31, 2012	138,840	$10.68	$724,625
Options exercisable at period end	50,231		$331,578

14.	Stock Based Benefit Plans (continued)

Information pertaining to options outstanding at December 31, 2012 is as follows:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$5.00-$7.50	20,867	6.0 years	$6.31
$7.51 - $10.00	20,232	.5 years	$8.82
$10.01 and above	97,741	8.5 years	$12.00

Outstanding at end of period	138,840	7.0 years	$10.68

As of December 31, 2012, there were options covering 50,231 shares exercisable at a weighted average price of $9.30. The exercise prices of those options were between $6.31 and $12.00.

	Number of Shares	Weighted Grant Date Fair Value
Non-vested options, December 31, 2011	113,580	$11.37
Vested - 2012	(24,971)	$11.05
Non-vested options, December 31, 2012	88,609	$11.46

15.	Supplemental Retirement Benefit Agreement

The Bank has entered into supplemental retirement benefit agreements (the “Agreements”) with three key executives. The Agreements provide for monthly retirement benefits in the amount of $5,000 per month for ten to fifteen years from the date they retire for the executive group as a whole. As of December 31, 2012 and 2011, a liability (in thousands) of $337 and $342, respectively, was accrued in accordance for the Agreements.

16.	Earnings Per Share (EPS)

EPS is calculated based on average weighted common shares outstanding less ESOP and RRP shares not released and less treasury stock. The number of shares used in the EPS computation at December 31, 2012 was 2,306,413 and at December 31, 2011 was 2,322,700.

17.	Related Party Transactions

In the ordinary course of business, MBL Bank makes loans to directors, executive officers, principal shareholders, and other entities in which these individuals have 10% or more beneficial ownership. Annual activity consisted of the following:

	2012	2011
	(in thousands)
Balance-beginning of period	$1,940	$1,830
New loans	3,590	3,466
Unused lines of credit	367	341
Principal repayments	(3,093)	(3,356)
Balance-end of period	$2,804	$2,281

Deposits (in thousands) from related parties held by MBL Bank at December 31, 2012 and 2011 amounted to $2,695 and $2,563, respectively.

18.	Commitments and Contingencies

In the ordinary course of business, the Bank has outstanding commitments on which management does not anticipate losses. They include, among other things, commitments to extend credit and letters of credit undertaken in the normal course of business. As of December 31, 2012 and 2011, the Bank had $30.9 million and $14.4 million, respectively, of loan commitments and lines of credit outstanding, including loans in process. Loan commitments totaled $11.6 million with $3.7 million being variable rate and $7.9 million being fixed rate. Rates on the fixed rate commitments range from 5.00% to 5.45%. The variable rate commitments range from MBL Prime to MBL Prime + 1%.

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

At the time of the conversion, liquidation accounts were established for the benefit of certain depositors of the Bank by the Company and the Bank in an amount equal to the percentage ownership in old Minden owned by Minden Mutual Holding Company multiplied by old Minden’s stockholders’ equity as reflected in the latest statement of financial condition used in the final offering prospectus for the conversion plus the value of the net assets of Minden Mutual Holding Company as reflected in the latest statement of financial condition of Minden Mutual Holding Company prior to the effective date of the conversion. Neither the Company nor the Bank may declare or pay a cash dividend if the effect thereof would cause its equity to be reduced below either the amount required for the liquidation account or the regulatory capital requirements imposed by the Office of Thrift Supervision, now the FDIC, as a result of the implementation of the Dodd-Frank Act.

The transactions contemplated by the Plan of Conversion were subject to and approved by old Minden’s shareholders, depositors of the Bank, the Office of Thrift Supervision and the Louisiana Office of Financial Institutions. Upon completion of the conversion, conversion costs of approximately $920,000 were netted against the offering proceeds.

20.	Stock Repurchase Plans

On May 16, 2012, October 10, 2012 and February 12, 2013 the Board of Directors approved stock repurchase plans which provided for the repurchase of 70,000, 50,000 and 120,000 shares, respectively, of the Company’s issued and outstanding shares of common stock. The total shares represent approximately 10.0% of the Company’s issued and outstanding shares. The October 10, 2012 repurchase agreement commenced upon the completion of the May 16, 2012 repurchase program and the February 12, 2013 repurchase agreement will commence upon the completion of the October 10, 2012 repurchase agreement.

The shares for the stock repurchase plans may be purchased in the open market or in privately negotiated transaction from time to time depending upon the market conditions and other factors. As of December 31, 2012, 89,484 shares had been repurchased under the above described plans at a cost of $1.3 million.

21.	Condensed Financial Statements of Parent Company

Financial information pertaining to Minden Bancorp, Inc. is as follows (in thousands):

Balance Sheets	2012	2011

Assets

Cash	$3,732	$6,103
Investment in subsidiaries	36,568	32,887
Other assets	48	52

Total assets	$40,348	$39,042

Liabilities and Stockholders’ Equity

Other liabilities	23	12
Stockholders’ equity-net	40,325	39,030

Total liabilities and stockholders’ equity	$40,348	$39,042

Income Statements

Income	$18	$21
Expenses	146	162
	(128)	(141)
Equity in earnings of subsidiary	3,120	2,712

Income before income taxes	2,992	2,571

Income tax expense (benefit)	(43)	(48)

Net income	$3,035	$2,619

21.	Condensed Financial Statements of Parent Company (continued)

Cash Flow Statements	2012	2011

Cash flows from operating activities:
Net income	$3,035	$2,619
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in income of subsidiaries	(3,120)	(2,712)
Other	68	47
Net cash used by operating activities	(17)	(46)

Cash flows from financing activities:
Dividends paid	(918)	(467)
Proceeds from stock offering	—	3,155
Investment – MBL Bank	—	(6,550)
Purchase of treasury stock	(1,343)	—
Other	(93)	(432)
Net cash used by financing activities	$(2,354)	$(4,294)

Net decrease in cash and cash equivalents	(2,371)	(4,340)

Cash and cash equivalents at beginning of period	$6,103	$10,443

Cash and cash equivalents at end of period	$3,732	$6,103

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

(a)           Our management evaluated, with the participation of our President and Chief Executive Officer and our Treasurer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2012. Based on such evaluation, our President and Chief Executive Officer and our Treasurer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

(b)           Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f). The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements and related footnote disclosures in accordance with generally accepted accounting principles that can be relied upon by external users, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

(c) No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required herein is incorporated by reference from the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2013, which will be filed with the Securities and Exchange Commission on or about April 15, 2013 (“Definitive Proxy Statement”).

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

Equity Compensation Plan Information. The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees; such as directors) in effect as of December 31, 2012. The amounts reflected have been adjusted to apply the exchange ratio as a result of the second-step conversion.

Plan Category	Number of Shares to be Issued Upon the Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options	Number of Shares Available for Future Issuance (Excluding Shares reflected in First Column)
Equity compensation plans approved by security holders	176,379	(1)	$10.68	41,180	(2)

Equity compensation plans not approved by security holders	—		$—	—

_________________

(1)	Includes 37,539 shares subject to restricted stock awards which were not vested as of December 31, 2012.

(2)	Includes 10,197 shares available for grant as restricted stock awards as of December 31, 2012.

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

Item 14. Principal Accounting Fees and Services.

The information required herein is incorporated by reference from the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm (Proposal Four) – Audit Fees” in the Company’s Definitive Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)      The following financial statements are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statement of Comprehensive Income
Consolidated Statements of Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2)          All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)          Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location
3.1	Articles of Incorporation of Minden Bancorp, Inc.	(1)
3.2	Bylaws of Minden Bancorp, Inc.	(1)
4.0	Form of Stock Certificate of Minden Bancorp, Inc.	(1)
10.1	Minden Bancorp, Inc. Amended and Restated 2003 Stock Option Plan	(1)*
10.2	Minden Bancorp, Inc. Amended and Restated 2003 Recognition and Retention Plan and Trust Agreement	(1)*
10.3	Amended and Restated Employment Agreement between MBL Bank and Jack E. Byrd, Jr.	(2)*
10.4	Supplemental Executive Retirement Agreement between MBL Bank and A. David Evans	(1)*
10.5	Supplemental Executive Retirement Agreement between MBL Bank and Michael P. Burton	(1)*
10.6	Supplemental Executive Retirement Agreement between MBL Bank and Becky T. Harrell	(1)*
10.7	Minden Bancorp, Inc. 2011 Stock Option Plan	(3)*
10.8	Minden Bancorp, Inc. 2011 Recognition and Retention Plan and Trust Agreement	(4)*
10.9	Employment Agreement between Minden Bancorp, Inc. and Jack E. Byrd, Jr.	(5)*

No.	Description	Location
23.0	Consent of Heard McElroy & Vestal, LLP	Filed herewith
31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed herewith
31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification	Filed herewith

____________________

*	Denotes a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the like-numbered exhibit included in Minden Bancorp, Inc.’s registration statement on Form S-1, filed September 17, 2010, as amended (SEC File No. 333-169458).
(2)	Incorporated by reference from Exhibit 10.1 of Minden Bancorp’s Current Report on Form 8-K, dated January 10, 2012 and filed with the Securities and Exchange Commission on January 13, 2012.
(3)	Incorporated by reference from Appendix A of Minden Bancorp’s definitive proxy statement (Commission File No. 000-54234) filed with the Securities and Exchange Commission on May 27, 2011.
(4)	Incorporated by reference from Appendix B of Minden Bancorp’s definitive proxy statement (Commission File No. 000-54234) filed with the Securities and Exchange Commission on May 27, 2011.
(5)	Incorporated by reference from Exhibit 10.2 of Minden Bancorp’s Current Report on Form 8-K, dated January 10, 2012, filed with the Securities and Exchange Commission on January 13, 2012.

The following Exhibits are being furnished* as part of this report:

No.	Description
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*

______________________

*	These interactive data files are being furnished as part of this Annual Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

(b)	The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.
86

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINDEN BANCORP, INC.

March 29, 2013	By:	/s/ Jack E. Byrd, Jr.
Jack E. Byrd, Jr.
Chairman, President and Chief Executive
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Jack E. Byrd, Jr.	Chairman, President and Chief Executive	March 29, 2013
Jack E. Byrd, Jr.	Officer (principal executive officer)

/s/ Becky T. Harrell	Treasurer and Chief Financial Officer	March 29, 2013
Becky T. Harrell	(principal financial and accounting officer)

/s/ Russell A. Adams	Director	March 29, 2013
Russell A. Adams

/s/ John P. Collins	Director	March 29, 2013
John P. Collins

/s/ A. David Evans	Director	March 29, 2013
A. David Evans

/s/ Michael S. Harper	Director	March 29, 2013
Michael S. Harper

/s/ F. Dare Lott, Jr.	Director	March 29, 2013
F. Dare Lott, Jr.

/s/ Michael W. Wise	Director	March 29, 2013
Michael W. Wise

/s/ R.E. Woodard, III	Director	March 29, 2013
R.E. Woodard, III

