Form 10-Q
period 2013-03-31
MINDEN BANCORP, INC.
filed 2013-05-15
CIK 1501331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes           ☒No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 30, 2013, 2,375,192 shares of the Registrant’s common stock were issued and outstanding.

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

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share)

	March 31,	December 31,
A S S E T S	2013	2012
	(Unaudited)

Cash and noninterest-bearing deposits	$2,236	$6,499
Interest-bearing demand deposits	20,798	26,791
Federal funds sold	1,000	1,000
Total cash and cash equivalents	24,034	34,290

Securities available-for-sale, at estimated
market value	96,994	88,188
First National Banker’s Bank stock, at cost	210	210
Federal Home Loan Bank stock, at cost	109	109
Loans, net of allowance for loan losses of $1,615-
2013 and $1,605-2012	145,923	146,481
Accrued interest receivable	811	822
Premises and equipment, net	5,176	5,243
Prepaid and other assets	1,067	1,148

Total assets	$274,324	$276,491

The accompanying notes are an integral part of the consolidated financial statements. 1

	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2013	2012
	(Unaudited)

Liabilities:
Deposits:
Noninterest-bearing	$26,797	$41,461
Interest-bearing	204,281	192,502
Total deposits	231,078	233,963
Accrued interest payable	231	212
Other liabilities	1,978	1,991
Total liabilities	233,287	236,166

Commitments and contingent liabilities

Stockholders' equity:
Preferred stock-$.01 par value; authorized
10,000,000 shares; none issued-no
rights/preferences set by board	—	—
Common stock-$.01 par value; authorized
40,000,000 shares: 2,465,547 shares-2013 and
2,445,315 shares-2012 issued and 2,375,192-
2013 and 2,355,831 shares-2012 outstanding	25	24
Additional paid-in capital	30,341	30,163
Retained earnings	12,469	11,677
Accumulated other comprehensive income	514	803
Unearned common stock held by Recognition
and Retention Plan (RRP) (45,846 shares -
2013 and 47,736 shares – 2012)	(510)	(539)
Unallocated common stock held by ESOP
(49,498 - shares-2013 and 50,195 shares-
2012 unreleased)	(446)	(460)
Treasury stock-at cost 90,355 shares-2013
and 89,484 shares-2012	(1,356)	(1,343)
Total stockholders' equity	41,037	40,325
(Substantially restricted)

Total liabilities and stockholders' equity	$274,324	$276,491

The accompanying notes are an integral part of the consolidated financial statements. 2

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share)

	Three months Ended
	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited)
Interest income:
Loans, including fees	$2,075	$2,041
Investments-taxable:
Securities	86	72
Mortgage-backed securities	201	220
Other	17	24
Total interest income	2,379	2,357

Interest expense:
Interest-bearing demand deposits and savings	67	65
Certificates of deposit	242	268
Total interest expense	309	333

Net interest income	2,070	2,024
Provision for loan losses	23	30

Net interest income after provision for loan losses	2,047	1,994

Noninterest income:
Customer service fees	188	158
Gain on sale of assets	1	1
Other operating income	12	11
Total noninterest income	201	170

Noninterest expense:
Salaries and benefits	655	660
Office occupancy expense	189	190
FDIC insurance premium	33	35
Professional fees and supervisory examinations	39	62
Computer department expenses	45	42
Other operating expense	100	126
Total noninterest expense	1,061	1,115

Income before income taxes	1,187	1,049
Income tax expense	395	363
Net income	$792	$686

Earnings per share (EPS)-basic	$0.35	$0.29
Diluted EPS	$0.33	$0.28

The accompanying notes are an integral part of the consolidated financial statements. 3

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share)

	Three months Ended
	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited)

Consolidated net income:	$792	$686

Other comprehensive loss before income tax:
Unrealized losses on securities available for sale:
Unrealized holding losses	(438)	(35)
	(438)	(35)

Income tax:
Unrealized losses on securities available for sale	(149)	(12)
	(149)	(12)

Other comprehensive loss	(289)	(23)

Comprehensive income	$503	$663

The accompanying notes are an integral part of the consolidated financial statements. 4

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except per share)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned RRP	Unearned ESOP/SOP	Treasury Stock	Total
Balance January 1, 2012	$24	$29,922	$9,560	$394	$(319)	$(551)	$—	$39,030
Net income	—	—	686	—	—	—	—	686
Other comprehensive loss				(23)				(23)
Dividends (.075 per share)	—	—	(181)	—	—	—	—	(181)
Amortization of awards under RRP-net of release of RRP/ESOP/SOP	—	—	—	—	28	9	—	37
Unearned RRP/ESOP	—	—	—	—	—	22	—	22
Purchase of shares for RRP	—	—	—	—	(249)	—	—	(249)

Balance March 31, 2012	$24	$29,922	$10,065	$371	$(540)	$(520)	$—	$39,322

Balance January 1, 2013	$24	$30,163	$11,677	$803	$(539)	$(460)	$(1,343)	$40,325
Net income	—	—	792	—	—	—	—	792
Other comprehensive loss	—	—	—	(289)	—	—	—	(289)
Exercise of stock options	1	178	—	—	—	—	—	179
Amortization of awards under RRP-net of release of RRP/ESOP/SOP	—	—	—	—	29	9	—	38
Unearned RRP/ESOP	—	—	—	—	—	5	—	5
Purchase of treasury stock	—	—	—	—	—	—	(13)	(13)

Balance March 31, 2013	$25	$30,341	$12,469	$514	$(510)	$(446)	$(1,356)	$41,037

The accompanying notes are an integral part of the consolidated financial statements. 5

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share)

	Three months Ended
	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$792	$686
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	23	30
Depreciation	67	66
RRP and other expenses	43	59
Net amortization of securities	363	229
(Gain) on sale of assets	(1)	(1)
(Increase) decrease in prepaid expenses and other assets	31	(55)
Increase in interest payable and other liabilities	215	212
Net cash provided by operating activities	1,533	1,226

Cash flows from investing activities:
Sales, maturities and pay-downs of securities available for sale	5,859	8,084
Purchase of securities available for sale	(15,465)	(15,491)
Net decrease (increase) in loans	536	(3,944)
Purchase of premises and equipment, net	—	(55)
Proceeds from sale of other assets	1	10
Net cash (used) by investing activities	(9,069)	(11,396)

Cash flows from financing activities:
Net (decrease) in deposits	(2,886)	(7,174)
Proceeds from stock options exercised	179	—
Purchase of shares for RRP	—	(249)
Purchase of treasury stock	(13)	—
Dividends paid	—	(181)
Net cash (used) by financing activities	(2,720)	(7,604)

The accompanying notes are an integral part of the consolidated financial statements. 6

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share)

	Three months Ended
	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited)

Net (decrease) in cash and cash equivalents	(10,256)	(17,774)

Cash and cash equivalents at beginning of period	34,290	52,407

Cash and cash equivalents at end of period	$24,034	$34,633

Supplemental disclosures:
Interest paid on deposits and borrowed funds	$297	$368
Income taxes paid	$—	$—

Noncash investing and financing activities:
Transfer of loans to repossessed assets	$5	$8

(Decrease) in unrealized gain on securities available for sale	$(438)	$(35)

The accompanying notes are an integral part of the consolidated financial statements. 7

MINDEN BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 (UNAUDITED) AND DECEMBER 31, 2012

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

On December 11, 2001, the Board of Directors of Minden Building and Loan Association, a Louisiana chartered building and loan association, which changed its name to MBL Bank in 2007, adopted a plan of reorganization pursuant to which the Association converted to stock form and became the wholly-owned subsidiary of Minden Bancorp, Inc., a federally chartered corporation (“old Minden”). In connection with the reorganization, the Company became a majority owned (58.6%) subsidiary of Minden Mutual Holding Company. On January 4, 2011, the “second-step” conversion of the Bank from the mutual holding company structure to the stock holding company structure pursuant to a Plan of Conversion and Reorganization adopted in September 2010 was completed. Upon completion of the conversion and reorganization, the Company, a newly formed Louisiana corporation, became the holding company for the Bank and owns all of the issued and outstanding shares of the Bank’s common stock. In connection with the conversion and reorganization, 1,394,316 shares of common stock, par value $0.01 per share, of the Company were sold in subscription and community offerings to certain depositors of the Bank and other investors for $10.00 per share, or $13.9 million in the aggregate, and 984,889 shares of common stock were issued in exchange for the outstanding shares of common stock of old Minden held by the “public” shareholders of old Minden (all shareholders except Minden Mutual Holding Company). Each share of common stock of old Minden was converted into the right to receive 1.7427 shares of common stock of new Minden Bancorp in the conversion and reorganization. Total shares outstanding of common stock of the Company immediately after the conversion and reorganization were 2,379,205. In addition, the Company’s employee stock ownership plan purchased in the offering 55,772 shares of common stock of the Company with proceeds of a loan from the Company. See Note 11 for more information.

Basis of Presentation.

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of March 31, 2013. In preparing these financial statements, the Company evaluated subsequent events through the date these financial statements were issued.

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

The FASB issued Accounting Standards Update No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and Allowance for Credit Losses,” which requires financial institutions to provide a greater level of disaggregated information about the credit quality of loans and the allowance for loan losses.  This standard also requires financial institutions to disclose additional information related to credit quality indicators and information about past due loans.

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

1.	Summary of Significant Accounting Policies (continued)

Advertising Costs. Advertising costs are expensed as incurred. Such costs amounted to approximately $4,000 and $7,000 for the three months ended March 31, 2013 and 2012, respectively, and are included in other operating expense.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income. ASU 2011-05 requires entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement of comprehensive income or in two separate consecutive statements. The effective date for ASU 2011-05 is for annual and interim periods beginning after December 15, 2011. The Company has adopted ASU 2011-05 with the inclusion of the Consolidated Statements of Other Comprehensive Income on page 4 in the financial statements.

2.	Investment Securities

There were no securities held-to-maturity at March 31, 2013 and December 31, 2012.

Securities available-for-sale (in thousands) consists of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2013:
Municipals	$8,345	$43	$198	$8,190
Agency Bonds	17,647	172	—	17,819
CMO	10,054	16	90	9,980
FNMA pools	39,668	552	13	40,207
FHLMC pools	18,779	276	—	19,055
GNMA pools	1,722	21		1,743
	$96,215	$1,080	$301	$96,994

December 31, 2012:
Municipals	$6,029	$50	$43	6,036
Agency Bonds	18,694	203	—	18,897
CMO	10,619	7	137	10,489
FNMA pools	36,553	750	1	37,302
FHLMC pools	13,195	371	—	13,566
GNMA pools	1,882	16	—	1,898
	$86,972	$1,397	$181	$88,188

The amortized cost and estimated market value of investment securities (in thousands) at March 31, 2013 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
One year or less	$10,768	$10,824
After 1 year thru 5 years	66,714	67,589
After 5 years thru 10 years	12,968	12,971
After 10 years	5,765	5,610
	$96,215	$96,994

At March 31, 2013, investment securities with a financial statement carrying amount (in thousands) of $64,946 were pledged to secure public and private deposits. There were no investment securities sold during the three months ending March 31, 2013 and 2012. Maturities and calls are detailed on the statement of cash flows.

2.	Investment Securities (continued)

Information pertaining to securities with gross unrealized losses (in thousands) at March 31, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

March 31, 2013:
Municipals	$5,583	$190	$285	$8	$5,868	$198
CMO	5,258	90	—	—	5,258	90
FNMA Pools	5,676	13	—	—	5,676	13
	$16,517	$293	$285	$8	$16,802	$301

December 31, 2012:
Municipals	$2,628	$43	$—	$—	$2,628	$43
CMO	9,024	137	—	—	9,024	137
FNMA Pools	1,771	1	—	—	1,771	1
	—	—	—
	$13,423	$181	$—	$—	$13,423	$181

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

3.	Loans and Allowance for Loan Losses

The composition of the Company’s loan portfolio (in thousands) at March 31, 2013 and December 31, 2012, consisted of the following:

	2013	2012
Loans secured by real estate;
Secured by 1-4 family residential properties	$60,724	$61,185
Secured by nonfarm, nonresidential properties	59,863	59,868
Commercial and industrial loans	16,708	15,960
Consumer loans (including overdrafts of
$220 and $43)	8,376	8,845
Loans secured by deposits	4,610	4,592
Total	150,281	150,450

Less: Allowance for loan losses	(1,615)	(1,605)
Unfunded construction loan commitments	(2,743)	(2,364)

Loans, net	$145,923	$146,481

Changes in the allowance for loan losses (in thousands) for the three months ended March 31, 2013 and the year ended December 31, 2012 are summarized as follows:

	2013	2012
Balance, beginning of period	$1,605	$1,625
Provision for loan losses	23	120
Recoveries	1	47
Loans charged off	(14)	(187)
Balance, end of period	$1,615	$1,605

The following tables detail the balance in the allowance for loan losses (in thousands) by portfolio segment at March 31, 2013 and March 3l, 2012:

	Balance			Provision	Balance
	January 1,	Charge-		for Loan	March 31,
	2013	offs	Recoveries	Losses	2013

Loans secured by real estate:
Secured by 1-4 family residential properties	$638	$—	$—	$(3)	$635
Secured by nonfarm, nonresidential properties	620	—	—	14	634
Commercial and industrial loans	168	—	—	13	181
Consumer loans	179	14	1	(1)	165
Loans secured by deposits	—	—	—	—	—
Total	$1,605	$14	$1	$23	$1,615

3.	Loans and Allowance for Loan Losses (continued)

				Provision	Balance
	January 1,	Charge-		for Loan	March 31,
	2012	offs	Recoveries	Losses	2012

Loans secured by real estate:
Secured by 1-4 family residential properties	$322	$—	$—	$50	$372
Secured by nonfarm, nonresidential properties	692	—	—	(44)	648
Commercial and industrial loans	233	—	—	15	248
Consumer loans	378	14	7	9	380
Other loans	—	—	—	—	—
Total	$1,625	$14	$7	$30	$1,648

	March 31, 2013
	Allowance for Loan Losses
	Disaggregated by Impairment Method
	Individually	Collectively	Total

Loans secured by real estate:
Secured by 1-4 family residential properties	$20	615	635
Secured by nonfarm, nonresidential properties	—	634	634
Commercial and industrial loans	12	169	181
Consumer loans	8	157	165
Loans secured by deposits	—	—	—
	$40	$1,575	$1,615

	March 31, 2012
	Allowance for Loan Losses
	Disaggregated by Impairment Method
	Individually	Collectively	Total

Loans secured by real estate:
Secured by 1-4 family residential properties	$156	216	372
Secured by nonfarm, nonresidential properties	—	648	648
Commercial and industrial loans	—	248	248
Consumer loans	9	371	380
Other loans	—	—	—
	$165	$1,483	$1,648

3.	Loans and Allowance for Loan Losses (continued)

The following tables summarize information (dollars in thousands) relative to loan modifications determined to be troubled debt restructurings. As of March 31, 2013 and 2012, all the troubled debt restructurings are included in impaired loans.

Troubled Debt Restructurings

	March 31, 2013
		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Recorded Investment	Recorded Investment

1-4 family residential	9	$245	$245
Nonfarm, nonresidential	3	52	52
Total real estate loans	12	297	297
Commercial and industrial	2	37	37
Consumer loans	12	75	75
Total loans	26	$409	$409

There have been no subsequent defaults of troubled debt restructurings.

There were no restructured loans (loans which had been renegotiated at below-market interest rates or for which other concessions were granted, but are accruing interest) at March 31, 2013.

	March 31, 2012
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

3.	Loans and Allowance for Loan Losses (continued)

The following tables detail loans individually and collectively evaluated for impairment (in thousands) at March 31, 2013 and 2012:

	Loans Evaluated for Impairment
	Individually	Collectively	Total
Loans secured by real estate:
Secured by 1-4 family residential properties	$310	$58,207	$58,517
Secured by nonfarm, nonresidential properties	52	59,275	59,327
Commercial and industrial loans	37	16,671	16,708
Consumer loans	107	8,269	8,376
Loans secured by deposits	—	4,610	4,610
Total	$506	$147,032	$147,538

	Loans Evaluated for Impairment
	Individually	Collectively	Total
Loans secured by real estate:
Secured by 1-4 family residential properties	$623	$55,929	$56,552
Secured by nonfarm, nonresidential properties	709	51,880	52,589
Commercial and industrial loans	18	13,895	13,913
Consumer loans	163	9,587	9,750
Loans secured by deposits	—	4,203	4,203
Total	$1,513	$135,494	$137,007

	Impaired Loans
	For the Three Months Ended March 31, 2013
		Unpaid		Interest
	Recorded	Principal	Related	Income
	Investment	Balance	Allowance	Recognized

With no related allowance recorded:
Secured by 1-4 family residential properties	$266	$266	$—	$1
Secured by nonfarm, nonresidential properties	52	52	—	—
Commercial and industrial loans	14	14	—	—
Consumer loans	92	92	—	1
Loans secured by deposits	—	—	—	—

With an allowance recorded:
Secured by 1-4 family residential properties	44	44	20	—
Secured by nonfarm, nonresidential properties	—	—	—	—
Commercial and industrial loans	23	23	12	—
Consumer loans	15	15	8	—
Loans secured by deposits	—	—	—	—

Total:
Secured by 1-4 family residential properties	$310	$310	$20	$1
Secured by nonfarm, nonresidential properties	52	52	—	—
Commercial and industrial loans	37	37	12	—
Consumer loans	107	107	8	1
Loans secured by deposits	—	—	—	—

3.	Loans and Allowance for Loan Losses (continued)

	Impaired Loans
	For the Three Months Ended March 31, 2012
		Unpaid		Interest
	Recorded	Principal	Related	Income
	Investment	Balance	Allowance	Recognized

With no related allowance recorded:
Secured by 1-4 family residential properties	$147	$147	$—	$1
Secured by nonfarm, nonresidential properties	709	709	—	12
Commercial and industrial loans	18	18	—	—
Consumer loans	124	124	—	1
Loans secured by deposits	—	—	—	—

With an allowance recorded:
Secured by 1-4 family residential properties	476	476	156	—
Secured by nonfarm, nonresidential properties	—	—	—	—
Commercial and industrial loans	—	—	—	—
Consumer loans	39	39	9	—
Loans secured by deposits	—	—	—	—

Total:
Secured by 1-4 family residential properties	$623	$623	$156	$1
Secured by nonfarm, nonresidential properties	709	709	—	12
Commercial and industrial loans	18	18	—	—
Consumer loans	163	163	9	1
Loans secured by deposits	—	—	—	—

The average recorded investment on the impaired loans for the three months ended March 31, 2013 and 2012 were $945,000 and $43,000, respectively.

Total non-accrual loans (in thousands) at March 31, 2013 and March 31, 2012 were $407and $629, respectively. Interest income (in thousands) of approximately $16 and $10 would have been recognized for the three months ended March 31, 2013 and March 31, 2012, respectively, had the loans not been on non-accrual.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

The table below illustrates the carrying amount (in thousands) of loans by credit quality indicator at March 31, 2013 and 2012:

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Loans secured by real estate:
Secured by 1-4 family residential
properties	$57,115	$1,058	$344	$—	$—	$58,517
Secured by nonfarm, nonresidential
properties	58,600	537	190	—	—	59,327
Commercial and industrial loans	16,693	—	15	—	—	16,708
Consumer loans	8,172	94	110	—	—	8,376
Loans secured by deposits	4,610	—	—	—	—	4,610
Total	$145,190	$1,689	$659	$—	$—	$147,538

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Loans secured by real estate:
Secured by 1-4 family residential
properties	$53,918	$1,882	$752	$—	$—	$56,552
Secured by nonfarm, nonresidential
properties	51,357	1,232	—	—	—	52,589
Commercial and industrial loans	13,913	—	—	—	—	13,913
Consumer loans	9,477	92	181	—	—	9,750
Loans secured by deposits	4,203	—	—	—	—	4,203
Total	$132,868	$3,206	$933	$—	$—	$137,007

A summary of current, past due and nonaccrual loans (in thousands) was as follows:

	March 31, 2013
		Past Due		Total
	Past Due	Over 90 Days		Past Due
	30-89	and	Non-	and Non-		Total
	Days	Accruing	Accruing	Accruing	Current	Loans

Loans secured by real estate:
Secured by 1-4 family residential	$2,732	$65	$245	$3,042	$55,475	$58,517
properties
Secured by nonfarm, nonresidential	854	—	52	906	58,421	59,327
properties
Commercial and industrial loans	1,170	—	37	1,207	15,501	16,708
Consumer loans	141	33	73	247	8,129	8,376
Loans secured by deposits	10	—	—	10	4,600	4,610
Total	$4,907	$98	$407	$5,412	$142,126	$147,538

3.	Loans and Allowance for Loan Losses (continued)

	March 31, 2012
	Past Due	Past Due Over 90 Days
	30-89	and	Non-	Total		Total
	Days	Accruing	Accruing	Past Due	Current	Loans

Loans secured by real estate:
Secured by 1-4 family residential	$1,622	$99	$524	$2,245	$54,307	$56,552
properties
Secured by nonfarm, nonresidential	13	—	4	17	52,572	52,589
properties
Commercial and industrial loans	6	—	18	24	13,889	13,913
Consumer loans	232	70	83	385	9,365	9,750
Loans secured by deposits	184	—	—	184	4,019	4,203
Total	$2,057	$169	$629	$2,855	$134,152	$137,007

The Company charges a flat rate for the origination or assumption of a loan. These fees are designed to offset direct loan origination costs and the net amount, if material, is deferred and amortized, as required by accounting standards.

The Company’s lending activity is concentrated within Webster Parish, Louisiana. The Company’s lending activities include on-to-four family dwelling units, commercial real estate, commercial business and consumer loans. The Company requires collateral sufficient in value to cover the principal amount of the loan. Such collateral is evidenced by mortgages on property held and readily accessible to the Bank.

4.	Prepaid and Other Assets

Prepaid and other assets (in thousands) at March 31, 2013 and December 31, 2012 consist of the following:

	2013	2012
Cash value of life insurance	$614	$611
Prepaid expenses	453	470
Other	—	67
	$1,067	$1,148

5.	Deposits

Deposits as of March 31, 2013 and December 31, 2012 (in thousands) are summarized as follows:

	2013	2012
Demand deposit accounts (including official checks of $733 in 2013 and $765 in 2012)	$121,583	$128,330
Savings	15,655	15,446
Certificates of deposit:
0.00% – 0.99%	48,534	38,266
1.00% – 1.99%	44,439	51,015
2.00% – 2.99%	867	906
Total certificates of deposit	93,840	90,187
Total deposits	$231,078	$233,963

Scheduled maturities of certificates of deposit (in thousands) at March 31, 2013 are as follows:

	2013	2014	2015	2016	Total

0.00% – 0.99%	$35,943	$12,591	$—	$—	$48,534
1.00% – 1.99%	17,890	16,323	8,644	1,582	44,439
2.00% – 2.99%	867	—	—	—	867
Total	$54,700	$28,914	$8,644	$1,582	$93,840

Included in deposits (in thousands) at March 31, 2013 and December 31, 2012 are $51,418 and $47,527, respectively, of certificates of deposit (CD) in denominations of $100,000 or more.

Effective January 1, 2013, deposits held in noninterest-bearing transaction accounts are aggregated with any interest-bearing deposits the owner may hold in the same ownership category, and the combined total insured up to at least $250,000 by the FDIC.

6.	Federal Home Loan Bank Advances

Federal Home Loan Bank (“FHLB”) advances represent short-term, fixed-rate borrowings from the Federal Home Loan Bank of Dallas. The Bank has borrowed advances for periods from overnight to four and one-half months. Interest rates paid on the advances vary by term and are set by the FHLB. There were no advances outstanding at March 31, 2013 and December 31, 2012.

The Bank has an available line of credit (in thousands) with the FHLB of $92,656 at March 31, 2013 with $92,656 available for use.

7.	Pension/ESOP Plan

In 2001, the Bank adopted a 401(k) retirement plan covering all employees based on a year of service. The Bank contributes up to a 6% match of the employee’s contribution based upon Board approval. Plan contributions (in thousands) for the three months ended March 31, 2013 and 2012 were $22 and $21, respectively.

The Company established an ESOP and loaned the ESOP $524 (in thousands) in July 2002 to purchase shares of common stock, which amounted to 3.8% of the outstanding shares at such date. The loan matured and was paid off on June 30, 2012. Additionally the ESOP was extended a loan in 2011 in the amount of $558 (in thousands) to purchase 55,772 shares of common stock. The remaining balance (in thousands) due of $511 at $38 (in thousands) per year including interest is payable over approximately eighteen years. The Bank made contributions to the ESOP to enable it to make the note payments (in thousands) of $10 and $26, respectively, during the three months ended March 31, 2013 and 2012, which is included in salaries and benefits on the income statement. As the note is paid, the shares will be released and allocated to the participants of the ESOP. The market value of the unreleased ESOP shares (49,498) at March 31, 2013 was approximately $799 (in thousands).

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below, in thousands) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2013, that the Bank met all capital adequacy requirements to which it is subject.

8.	Retained Earnings and Regulatory Capital (continued)

As of March 31, 2013, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier I leverage ratios, and tangible capital ratios as set forth in the table (amounts in thousands). The Bank's actual capital amounts (in thousands) and ratios are also presented in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

	Actual		For Capital Adequacy Purposes:		To be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2013
Total capital (to Risk
Weighted Assets)	$38,220	26.85%	>$11,387	>8.0%	>$14,233	>10.0%
Core (Tier I) Capital (to
Risk Weighted Assets)	$36,605	25.72%	N/A	N/A	>$8,540	>6.0%
Core (Tier I) Capital (to
Total Assets)	$36,605	13.34%	>$10,973	>4.0%	>$13,716	>5.0%
Tangible Capital
(to Total Assets)	$36,605	13.34%	>$4,115	>1.5%	N/A	N/A

As of December 31, 2012
Total capital (to Risk
Weighted Assets)	$37,370	26.27%	>$11,380	>8.0%	>$14,226	>10.0%
Core (Tier I) Capital (to
Risk Weighted Assets)	$35,765	25.14%	N/A	N/A	>$8,535	>6.0%
Core (Tier I) Capital (to
Total Assets)	$35,765	12.94%	>$11,058	>4.0%	>$13,822	>5.0%
Tangible Capital
(to Total Assets)	$35,765	12.94%	>$4,147	>1.5%	N/A	N/A

Capital for the Company is not significantly different than those above for the Bank. The following is a reconciliation of the Bank’s equity under GAAP to regulatory capital at the dates indicated (dollars in thousands):

	March 31, 2013	December 31, 2012
GAAP equity	$37,119	$36,568
Accumulated other comprehensive unrealized gains	(514)	(803)
Tier 1 Capital	36,605	35,765
Allowance for loan losses	1,615	1,605
Total capital	$38,220	$37,370

9.	Fair Value of Financial Instruments

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

9.	Fair Value of Financial Instruments (continued)

The estimated fair values (in thousands), and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$24,034	$24,034	$34,290	$34,290
Securities available for sale	96,994	96,994	88,188	88,188
FNBB & FHLB stock	319	319	319	319
Loans, net	145,923	145,471	146,481	146,027
Accrued interest receivable	811	811	822	822

Financial liabilities:
Deposits	231,078	231,286	233,963	234,174
Accrued interest payable	231	231	212	212

Off-balance sheet credit related to financial instruments:
Commitments to extend credit	31,100	31,100	32,643	32,643

Off-balance sheet derivative financial instruments: None

The Company adopted FASB Accounting Standards Topic 820, “Fair Value Measurements” (Topic 820), as of January 1, 2008. Topic 820 requires disclosures that stratify balance sheet amounts measured at fair value based on the inputs used to derive fair value measurements. These strata included:

•	Level 1 valuations, where the valuation is based on quoted market prices for identical assets or liabilities traded in active markets (which include exchanges and over-the-counter markets with sufficient volume),

•	Level 2 valuations, where the valuation is based on quoted market prices for similar instruments traded in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market, and

•	Level 3 valuations, where the valuation is generated from model-based techniques that use significant assumptions not observable in the market, but observable based on the Company’s-specific data. These unobservable assumptions reflect the Company’s own estimates for assumptions that market participants would use in pricing the asset or liability. Valuation techniques typically include option pricing models, discounted cash flow models and similar techniques, but may also include the use of market prices of assets or liabilities that are not directly comparable to the subject asset or liability.
26

9.	Fair Value of Financial Instruments (continued)

Fair values of assets and liabilities (in thousands) measured on a recurring basis at March 31, 2013 and December 31, 2012 are as follows:

	Level 1	Level 2	Level 3	Fair Value
March 31, 2013:
Securities available for sale	$—	$96,994	$—	$96,994

December 31, 2012:
Securities available for sale	—	88,188	—	88,188

10.	Segment Reporting

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

The Company authorized 45,634 shares of the Company’s common stock to be awarded under the 2003 RRP plan agreement and purchased the shares in the open market to fund the plan. As of March 31, 2013 4,176 shares had not vested. Shares vested and issued during the three months ended March 31, 2013 and 2012 were 1,890 and 1,890, respectively.

On July 12, 2011 the Company authorized 49,534 shares of the Company’s common stock to be awarded under the 2011 RRP agreement. As of March 31, 2013, 49,534 shares had been purchased in the open market at a cost of $686,000. As of March 31, 2013, 39,337 shares had been awarded under the 2011 RRP agreement. Initial vesting of shares under this agreement began on July 12, 2012 with 7,864 shares vesting on such date.

Expense for the 2003 RRP and 2011 RRP is being amortized over a 60-month period and is based on the market value of the Company’s stock as of the date of the awards which was $11.96 with respect to the 2008 awards and $6.31 and $12.00 for the 2009 and 2011 awards, respectively. All awards prior to 2007 have been fully amortized. Total compensation under the 2003 RRP and 2011 RRP agreements for the three months ended March 31, 2013 and 2012 was $29,000 and $29,000, respectively, and is included in salaries and benefits.

The Company established the 2003 Stock Option Plan (“the 2003 Option Plan”) and the 2011 Stock Option Plan (“the 2011 Option Plan”) under which 114,084 and 123,836 shares of Company stock, respectively, are reserved for the grant of stock options to directors, officers and employees. The Plans provide for vesting of options granted to participants at 20% per year and the options expire in ten years. The exercise price of the options is equal to the fair market value of the common stock on the grant date. As of March 31, 2013, options covering 118,608 shares were outstanding and had an average exercise price of $11.00, a weighted average remaining life of 7.8 years and an intrinsic value of $611,000. Options totaling 34,171 shares were vested and exercisable at March 31, 2013 with an average exercise price of $9.22 and an intrinsic value of $237,000.

11.	Stock Based Benefit Plans (continued)

The fair value of each outstanding option is estimated on the date of the grant using the Black-Scholes option-pricing formula with the following weighted average assumptions; 1% dividend yield, 10 years expected life, 30.07% expected volatility and 3.53% risk free interest. All of the 2003 Option Plan options that were granted in May 2003 have fully vested and have been exercised. The value of 4,888 shares granted in 2008 was considered immaterial and the value of 20,867 shares issued in 2009 had an approximate value of $50,000 under the Black-Scholes option-pricing formula. 2011 Option Plan shares granted (92,853) had an approximate value of $175,000 under the Black-Scholes option-pricing formula.

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

The Company's Stock Benefits Administration Committee of the Board of Directors oversees the RRP and Option Plans.

12.	Supplemental Retirement Benefit Agreement

The Bank has entered into supplemental retirement benefit agreements (the “Agreements”) with three key executives. The Agreements provide for monthly retirement benefits in the amount of $5,000 per month for ten to fifteen years from the date they retire for the executive group as a whole. As of March 31, 2013 and December 31, 2012, a liability (in thousands) of $335 and $337, respectively, was accrued for the Agreements.

13.	Earnings Per Share (EPS)

EPS is calculated based on average weighted common shares outstanding less ESOP and RRP shares not released and less treasury stock. The number of shares used in the EPS computation at March 31, 2013 was 2,279,506 and at March 31, 2012 was 2,331,092.

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

On October 10, 2012, the Board of Directors approved a second stock repurchase plan which provides for the repurchase of up to an additional 50,000 shares, or approximately 2% of the Company’s issued and outstanding shares of common stock upon the completion of the first repurchase program. The second repurchase program will be in effect for one year unless extended. As of March 31, 2013, a total of $29,645 shares remain to be purchased in the second program.

The shares for the stock repurchase plans may be purchased in the open market or in privately negotiated transaction from time to time depending upon the market conditions and other factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Minden Bancorp, Inc. (“Minden Bancorp” or the “Company”) the company for MBL Bank (the “Bank”) from December 31, 2012 to March 31, 2013 and on its results of operations during the first quarters of 2013 and 2012. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the financial statements and related notes appearing in Item 1.

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

Changes in Financial Condition at March 31, 2013 Compared to December 31, 2012

Total assets decreased $2.2 million or 0.8% to $274.3 million at March 31, 2013 compared to $276.5 million at December 31, 2012. The decrease primarily reflected a $10.3 million decrease in cash and cash equivalents and a $558,000 decrease in net loans partially offset by an $8.8 million increase in investment securities. Total deposits decreased by $2.9 million or 1.2% to $231.1 million at March 31, 2013. The decrease in deposits reflected normal seasonal withdrawals.

Stockholders’ equity increased by $712,000 or 1.8% to $41.0 million at March 31, 2013 as compared to $40.3 million at December 31, 2012. The increase was in part due to net income of $792,000 and the exercise of stock options of $179,000 for the three months ended March 31, 2013. Stockholders’ equity was reduced by other comprehensive loss of $289,000 and the purchase of treasury stock for $13,000.

Non-performing assets and troubled debt restructuring, which consist of non-accruing loans, accruing loans 90 days or more delinquent, troubled debt restructurings, and other repossessed assets owned, decreased by $877,000 to $506,000 or 0.2% of total assets at March 31, 2013 from $1.4 million or 0.5% of total assets at December 31, 2012. This decrease was due to a $213,000 decrease in accruing loans 90 days or more delinquent and the payment in full in January 2013 of a $706,000 restructured loan. At March 31, 2013, the $506,000 of nonperforming assets consisted of $99,000 of accruing loans 90 days or more delinquent and $407,000 of non-accrual loans. At March 31, 2013, the $407,000 of non-accrual loans consisted $245,000 of single-family residential mortgage loans, $52,000 of nonfarm, nonresidential loans, $37,000 of commercial and industrial loans and $73,000 of consumer loans. Management continues to aggressively pursue the collection and resolution of all delinquent loans.

At both March 31, 2013 and December 31, 2012, the allowance for loan losses amounted to $1.6 million. At March 31, 2013, the allowance for loan losses amounted to 319.8% of nonperforming loans and 1.1% of total loans receivable, as compared to 223.5% and 1.1%, respectively, at December 31, 2012. The increase in the ratio of the allowance for loan losses to total non-performing loans was primarily due to a decrease in the amount of non-performing loans.

Comparison of Results of Operations for the Three Months Ended March 31, 2013 and 2012

We recorded net income of $792,000 for the three months ended March 31, 2013 as compared to net income of $686,000 for the same period in 2012.

Net interest income for the three months ended March 31, 2013 increased $46,000 or 2.3% to $2.1 million as compared to $2.0 million for the same period in 2012. The increase in net interest income for the three months ended March 31, 2012 reflected an increase in interest income of $22,000 primarily due to loan growth combined with a $24,000 decrease in interest expense due to the continued re-pricing downward of our deposit liabilities resulting from the decline in interest rates.

For the three month ended March 31, 2013, the average rates paid on interest-bearing liabilities was 0.62% as compared to 0.70% for the comparable period in 2012. Likewise, the yields on our net interest-earning assets also declined to 3.63% for the 2013 period as compared to 3.77% for the comparable 2012 period. Our net interest margin decreased slightly to 3.16% from 3.24% for the quarter ended March 31, 2013 compared to the same quarter in 2012.

The provision for loan losses amounted to $23,000 and $30,000 for the three and months ended March 31, 2013 and 2012.

Total non-interest income increased from $170,000 for the three months ended March 31, 2012, to $201,000 for the comparable period in 2013. The increase for the three months ended March 31, 2013 primarily reflects an increase in customer service fees of $31,000. There were no sales of investment securities for the three months ended March 31, 2013 and 2012.

Non-interest expense decreased $54,000 or 4.8% to $1.1 million for the three months ended March 31, 2013 as compared to the same period in 2012. The decrease for the 2013 period was due to decreases in general, administrative and supervisory fees.

We incurred income tax expense of $395,000 for the three months ended March 31, 2013 as compared to $363,000 for the 2012 period. Our effective tax rates were 33.3% and 34.6% for three months ended March 31, 2013 and 2012, respectively.

Liquidity and Capital Resources

We maintain levels of liquid assets deemed adequate by management. We adjust our liquidity levels to fund deposit outflows, repay our borrowings and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements. Our deposit accounts with the Federal Home Loan Bank of Dallas amounted to $568,000 and $3.6 million at March 31, 2013 and December 31, 2012, respectively.

A significant portion of our liquidity consists of securities classified as available-for-sale and cash and cash equivalents. Our primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts. If we require funds beyond our ability to generate them internally, we have borrowing agreements with the Federal Home Loan Bank of Dallas which provide an additional source of funds. At March 31, 2013, we did not have any advances from the Federal Home Loan Bank of Dallas and had $92.7 million in borrowing capacity.

At March 31, 2013, we had outstanding commitments to originate loans totaling $31.1 million. At March 31, 2013, certificates of deposit scheduled to mature in less than one year, totaled $65.0 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal if such renewals occur in a rising interest rate environment. We intend to utilize our high levels of liquidity to fund our lending activities. If additional funds are required to fund lending activities, we intend to sell our securities classified as available-for-sale as needed.

The Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively. At March 31, 2013, the Bank exceeded each of its capital requirements with ratios of 13.34%, 13.34% and 26.85%, respectively, and was deemed “well-capitalized” for regulatory capital purposes.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable

(c) Minden Bancorp’s repurchases of its common stock made during the quarter ended March 31, 2013 are set forth in the table below:

				Maximum
			Total Number of	Number of Shares
		Average	Shares Purchased	That May Yet Be
	Total Number	Price	as Part of Publicity	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or
Period	Purchased	Share	or Programs	Programs (a)
Jan. 1, 2013 – Mar. 31, 2013	—		—	30,516
Feb. 1, 2013 – Feb. 28, 2013	—		—	30,516
Mar. 1, 2013 – Mar. 31, 2013	871	15.25	871	29,645
Total	871	$15.25	871

____________________________
Notes to this table:

(a)	On May 17, 2012, Minden Bancorp announced by press release its first stock repurchase program to purchase up to 70,000 shares, or approximately 3.0% of Minden Bancorp’s then outstanding number of shares of common stock. In addition, on October 10, 2012, Minden Bancorp announced by press release a second repurchase program to repurchase up to 50,000 shares, or approximately 2.0% of Minden Bancorp’s outstanding shares of common stock upon completion of the first stock repurchase program. The second repurchase program will be in effect for one year unless extended. As of March 31, 2013, a total of 29,645 shares remain to be purchased in the second program.

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

MINDEN BANCORP, INC.

Date: May 15, 2013	By:	/s/ Jack E. Byrd, Jr.
Jack E. Byrd, Jr.
President and Chief Executive Officer

Date: May 15, 2013	By:	/s/ Becky T. Harrell
Becky T. Harrell
Chief Financial Officer

