Form 10-Q
period 2013-06-30
MINDEN BANCORP, INC.
filed 2013-08-14
CIK 1501331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 31, 2013, 2,379,214 shares of the Registrant’s common stock were outstanding.

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

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share)

	June 30,	December 31,
ASSETS	2013	2012
	(Unaudited)

Cash and noninterest-bearing deposits	$3,256	$6,499
Interest-bearing demand deposits	12,615	26,791
Federal funds sold	1,000	1,000
Total cash and cash equivalents	16,871	34,290

Securities available-for-sale, at estimated
market value	90,238	88,188
First National Banker’s Bank stock, at cost	210	210
Federal Home Loan Bank stock, at cost	111	109
Loans, net of allowance for loan losses of $1,628-
2013 and $1,605-2012	154,359	146,481
Accrued interest receivable	886	822
Premises and equipment, net	5,109	5,243
Other assets owned	21	—
Prepaid and other assets	855	1,148

Total assets	$268,660	$276,491

The accompanying notes are an integral part of the consolidated financial statements. 1

	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2013	2012
	(Unaudited)

Liabilities:
Deposits:
Noninterest-bearing	$25,695	$41,461
Interest-bearing	200,794	192,502
Total deposits	226,489	233,963
Accrued interest payable	218	212
Other liabilities	1,394	1,991
Total liabilities	228,101	236,166

Commitments and contingent liabilities

Stockholders' equity:
Preferred stock-$.01 par value; authorized
10,000,000 shares; none issued-no
rights/preferences set by board	—	—
Common stock-$.01 par value; authorized
40,000,000 shares: 2,465,547 shares-2013 and
2,445,315 shares-2012 issued and 2,373,909-
2013 and 2,355,831 shares-2012 outstanding	25	24
Additional paid-in capital	30,416	30,219
Retained earnings	13,136	11,677
Accumulated other comprehensive income (loss)	(652)	803
Unearned common stock held by Recognition
and Retention Plan (RRP) (45,455 shares -
2013 and 47,736 shares – 2012)	(482)	(539)
Unallocated common stock held by ESOP
(48,801 - shares-2013 and 50,195 shares-2012 unreleased)	(506)	(516)
Treasury stock-at cost 91,638 shares-2013 and 89,484 shares-2012	(1,378)	(1,343)
Total stockholders' equity	40,559	40,325
(Substantially restricted)

Total liabilities and stockholders' equity	$268,660	$276,491

The accompanying notes are an integral part of the consolidated financial statements. 2

MINDEN BANCORP. INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share)

	Three months Ended		Six months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Loans, including fees	$2,138	$2,078	$4,213	$4,119
Investments-taxable:
Securities	92	73	177	145
Mortgage-backed securities	232	248	433	469
Other	6	15	23	38
Total interest income	2,468	2,414	4,846	4,771

Interest expense:
Interest-bearing demand deposits and
savings	90	61	180	126
Certificates of deposit	221	268	439	536
Total interest expense	311	329	619	662

Net interest income	2,157	2,085	4,227	4,109
Provision for loan losses	22	30	45	60

Net interest income after provision
for loan losses	2,135	2,055	4,182	4,049

Noninterest income:
Customer service fees	204	183	392	341
Gain on sale of assets	1	—	2	1
Other operating income	9	11	21	22
Total noninterest income	214	194	415	364

Noninterest expense:
Salaries and benefits	657	645	1,312	1,306
Occupancy expense	192	185	381	374
FDIC deposit insurance	33	35	66	70
Professional and supervisory fees	74	89	120	180
Computer Expense	41	39	85	81
Other operating expense	117	122	210	219
Total noninterest expense	1,114	1,115	2,174	2,230

Income before income taxes	1,235	1,134	2,423	2,183
Income tax expense	366	379	762	742
Net income	$869	$755	$1,661	$1,441

Earnings per share (EPS)-basic	$0.38	$0.33	$0.73	$0.63
Diluted EPS	$0.36	$0.31	$0.69	$0.59

The accompanying notes are an integral part of the consolidated financial statements. 3

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three months Ended		Six months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Consolidated net income:	$869	$755	$1,661	$1,441
Other comprehensive income (loss) before tax:
Unrealized gains (losses) on securities
available for sale:
Unrealized holding gains (losses)	(1,767)	371	(2,205)	337
	(1,767)	371	(2,205)	337
Income tax:
Unrealized gains (losses) on securities
available for sale	(601)	126	(750)	114
	(601)	126	(750)	114

Other comprehensive income (loss)	(1,166)	245	(1,455)	223

Comprehensive income (loss)	$(297)	$1,000	$206	$1,664

The accompanying notes are an integral part of the consolidated financial statements. 4

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except per share)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned RRP	Unearned ESOP	Treasury Stock	Total
Balance January 1, 2012	$24	$29,941	$9,560	$394	$(319)	$(570)	$—	$39,030
Net income	—	—	1,441	—	—	—	—	1,441
Other comprehensive income				223				223
Dividends (.15 per share)	—	—	(363)	—	—	—	—	(363)
Amortization of awards under RRP-net of release of RRP/ESOP/SOP	—	18	—	—	57	—	—	75
Unearned RRP/ESOP	—	—	—	—	—	43	—	43
Purchase of shares for RRP	—	—	—	—	(277)	—	—	(277)
Purchase of treasury stock	—	—	—	—	—	—	(870)	(870)
Balance June 30, 2012	$24	$29,959	$10,638	$617	$(539)	$(527)	$(870)	$39,302

Balance January 1, 2013	$24	$30,219	$11,677	$803	$(539)	$(516)	$(1,343)	$40,325
Net income	—	—	1,661	—	—	—	—	1,661
Other comprehensive loss	—	—	—	(1,455)	—	—	—	(1,455)
Dividends (.085 per share)			(202)					(202)
Exercise of stock options	1	178	—	—	—	—	—	179
Amortization of awards under RRP-net of release of RRP/ESOP/SOP	—	19	—	—	57	—	—	76
Unearned RRP/ESOP	—	—	—	—	—	10	—	10
Purchase of treasury stock	—	—	—	—	—	—	(35)	(35)

Balance June 30, 2013	$25	$30,416	$13,136	$(652)	$(482)	$(506)	$(1,378)	$40,559

The accompanying notes are an integral part of the consolidated financial statements. 5

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share)

	Six months Ended
	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$1,661	$1,441
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	45	60
Depreciation	134	132
RRP and other expenses	84	119
Net amortization of securities	729	511
(Gain) on sale of assets	(2)	(1)
(Increase) decrease in prepaid expenses and other assets	356	(44)
Increase in interest payable and other liabilities	31	34
Net cash provided by operating activities	3,038	2,252

Cash flows from investing activities:
Sales, maturities and pay-downs of securities available for sale	17,626	11,832
Purchase of securities available for sale	(22,607)	(28,571)
Net (increase) in loans	(7,944)	(6,707)
Purchase of premises and equipment, net	—	(55)
Proceeds from sale of other assets	—	132
Net cash (used) by investing activities	(12,925)	(23,369)

Cash flows from financing activities:
Net (decrease) in deposits	(7,474)	(8,243)
Proceeds from stock options exercised	179	—
Purchase of shares for RRP	—	(277)
Purchase of treasury stock	(35)	(870)
Dividends paid	(202)	(363)
Net cash (used) by financing activities	(7,532)	(9,753)

The accompanying notes are an integral part of the consolidated financial statements. 6

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share)

	Six months Ended
	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited)

Net (decrease) in cash and cash equivalents	(17,419)	(30,870)

Cash and cash equivalents at beginning of period	34,290	52,407

Cash and cash equivalents at end of period	$16,871	$21,537

Supplemental disclosures:
Interest paid on deposits and borrowed funds	$622	$684
Income taxes paid	$720	$759

Noncash investing and financing activities:
Transfer of loans to repossessed assets	$26	$168

Increase (Decrease) in unrealized gain on securities available for sale	$(2,205)	$337

The accompanying notes are an integral part of the consolidated financial statements. 7

MINDEN BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

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

Basis of Presentation.

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of June 30, 2013. In preparing these financial statements, the Company evaluated subsequent events through the date these financial statements were issued.

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

Advertising Costs. Advertising costs are expensed as incurred. Such costs amounted to approximately $10,000 and $17,000 for the six months ended June 30, 2013 and 2012, respectively, and are included in other operating expense.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income. ASU 2011-05 requires entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement of comprehensive income or in two separate consecutive statements. The effective date for ASU 2011-05 is for annual and interim periods beginning after December 15, 2011. The Company has adopted ASU 2011-05 with the inclusion of the Consolidated Statements of Comprehensive Income on page 4 in the financial statements.

2.	Investment Securities

There were no securities held-to-maturity at June 30, 2013 and December 31, 2012.

Securities available-for-sale (in thousands) consists of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2013:
Municipals	$8,944	$—	$558	$8,386
Agency Bonds	14,601	118	7	14,712
CMO	8,170	—	192	7,978
FNMA pools	36,252	151	339	36,064
FHLMC pools	19,634	105	227	19,512
GNMA pools	3,625	1	40	3,586
	$91,226	$375	$1,363	$90,238

December 31, 2012:
Municipals	$6,029	$50	$43	6,036
Agency Bonds	18,694	203	—	18,897
CMO	10,619	7	137	10,489
FNMA pools	36,553	750	1	37,302
FHLMC pools	13,195	371	—	13,566
GNMA pools	1,882	16	—	1,898
	$86,972	$1,397	$181	$88,188

The amortized cost and estimated market value of investment securities (in thousands) at June 30, 2013 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
One year or less	$7,550	$7,596
After 1 year thru 5 years	66,491	66,247
After 5 years thru 10 years	10,813	10,498
After 10 years	6,372	5,897
	$91,226	$90,238

At June 30, 2013, investment securities with a financial statement carrying amount (in thousands) of $60,617 were pledged to secure public and private deposits. There were six mortgage pools with a book value totaling $3,804 (in thousands) sold for the six months ending June 30, 2013 for a net gain of $1 (in thousands). No investment securities were sold in 2012. Maturities and calls are detailed on the statement of cash flows.

2.	Investment Securities (continued)

Information pertaining to securities with gross unrealized losses (in thousands) at June 30, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2013:
Municipals	$7,550	$531	$530	$28	$8,080	$559
Agency Bonds	1,993	7	—	—	1,993	7
CMO	7,978	191	—	—	7,978	191
Mortgage Pools	36,992	606	—	—	36,992	606
	$54,513	$1,335	$530	$28	$55,043	$1,363

December 31, 2012:
Municipals	$2,628	$43	$—	$—	$2,628	$43
CMO	9,024	137	—	—	9,024	137
Mortgage Pools	1,771	1	—	—	1,771	1
	$13,423	$181	$—	$—	$13,423	$181

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

3.	Loans and Allowance for Loan Losses

The composition of the Company’s loan portfolio (in thousands) at June 30, 2013 and December 31, 2012, consisted of the following:

	2013	2012
Loans secured by real estate;
Secured by 1-4 family residential properties	$60,220	$61,185
Secured by nonfarm, nonresidential properties	67,842	59,868
Commercial and industrial loans	18,325	15,960
Consumer loans (including overdrafts of $77 and $43)	8,061	8,845
Loans secured by deposits	4,653	4,592
Total	159,101	150,450

Less: Allowance for loan losses	(1,628)	(1,605)
Unfunded construction loan commitments	(3,114)	(2,364)

Loans, net	$154,359	$146,481

Changes in the allowance for loan losses (in thousands) for the six months ended June 30, 2013 and the year ended December 31, 2012 are summarized as follows:

	2013	2012
Balance, beginning of period	$1,605	$1,625
Provision for loan losses	45	120
Recoveries	7	47
Loans charged off	(29)	(187)
Balance, end of period	$1,628	$1,605

The following tables detail the balance in the allowance for loan losses (in thousands) by portfolio segment at June 30, 2013 and June 30, 2012:

	Balance			Provision	Balance
	January 1,	Charge-		for Loan	June 30,
	2013	offs	Recoveries	Losses	2013

Loans secured by real estate:
Secured by 1-4 family residential properties	$638	$—	$—	$(33)	$605
Secured by nonfarm, nonresidential properties	620	—	—	62	682
Commercial and industrial loans	168	—	—	22	190
Consumer loans	179	29	7	(6)	151
Loans secured by deposits	—	—	—	—	—
Total	$1,605	$29	$7	$45	$1,628

3.	Loans and Allowance for Loan Losses (continued)

				Provision	Balance
	January 1,	Charge-		for Loan	June 30,
	2012	offs	Recoveries	Losses	2012

Loans secured by real estate:
Secured by 1-4 family residential properties	$322	$—	$—	$295	$617
Secured by nonfarm, nonresidential properties	692	139	—	40	593
Commercial and industrial loans	233	—	—	(85)	148
Consumer loans	378	25	19	(190)	182
Other loans	—	—	—	—	—
Total	$1,625	$164	$19	$60	$1,540

	June 30, 2013
	Allowance for Loan Losses
	Disaggregated by Impairment Method
	Individually	Collectively	Total

Loans secured by real estate:
Secured by 1-4 family residential properties	$18	587	605
Secured by nonfarm, nonresidential properties	—	682	682
Commercial and industrial loans	11	179	190
Consumer loans	2	149	151
Loans secured by deposits	—	—	—
	$31	$1,597	$1,628

	June 30, 2012
	Allowance for Loan Losses
	Disaggregated by Impairment Method
	Individually	Collectively	Total

Loans secured by real estate:
Secured by 1-4 family residential properties	$24	593	617
Secured by nonfarm, nonresidential properties	—	593	593
Commercial and industrial loans	—	148	148
Consumer loans	6	176	182
Other loans	—	—	—
	$30	$1,510	$1,540

3.	Loans and Allowance for Loan Losses (continued)

The following tables summarize information (dollars in thousands) relative to loan modifications determined to be troubled debt restructurings. As of June 30, 2013 and 2012, all the troubled debt restructurings are included in impaired loans.

Troubled Debt Restructurings

	June 30, 2013
		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Recorded Investment	Recorded Investment

1-4 family residential	8	$212	$212
Nonfarm, nonresidential	3	49	49
Total real estate loans	11	261	261
Commercial and industrial	2	36	36
Consumer loans	9	67	67
Total loans	22	$364	$364

	June 30, 2012
		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Recorded Investment	Recorded Investment

1-4 family residential	5	$214	$214
Nonfarm, nonresidential	2	709	709
Total real estate loans	7	923	923
Commercial and industrial	1	17	17
Consumer loans	7	51	51
Total loans	15	$991	$991

There were no subsequent defaults of troubled debt restructurings for the periods June 30, 2013 and June 30, 2012.

Restructured loans (loans which had been renegotiated at below-market interest rates or for which other concessions were granted, but are accruing interest) were $706,000 at June 30, 2012. The loan was subsequently paid in full in January 2013.

3.	Loans and Allowance for Loan Losses (continued)

The following tables detail loans individually and collectively evaluated for impairment (in thousands) at June 30, 2013 and 2012:

	Loans Evaluated for Impairment
	Individually	Collectively	Total
June 30, 2013:
Loans secured by real estate:
Secured by 1-4 family residential properties	$213	$57,991	$58,204
Secured by nonfarm, nonresidential properties	237	66,507	66,744
Commercial and industrial loans	36	18,289	18,325
Consumer loans	85	7,976	8,061
Loans secured by deposits	—	4,653	4,653
Total	$571	$155,416	$155,987

	Loans Evaluated for Impairment
	Individually	Collectively	Total
June 30, 2012:
Loans secured by real estate:
Secured by 1-4 family residential properties	$431	$55,897	$56,328
Secured by nonfarm, nonresidential properties	737	54,348	55,085
Commercial and industrial loans	17	14,503	14,520
Consumer loans	128	9,606	9,734
Loans secured by deposits	—	3,975	3,975
Total	$1,313	$138,329	$139,642

	Impaired Loans
	For the Six Months Ended June 30, 2013
		Unpaid		Interest
	Recorded	Principal	Related	Income
	Investment	Balance	Allowance	Recognized

With no related allowance recorded:
Secured by 1-4 family residential properties	$170	$170	$—	$—
Secured by nonfarm, nonresidential properties	237	237	—	10
Commercial and industrial loans	14	14	—	—
Consumer loans	80	80	—	1
Loans secured by deposits	—	—	—	—

With an allowance recorded:
Secured by 1-4 family residential properties	43	43	18	—
Secured by nonfarm, nonresidential properties	—	—	—	—
Commercial and industrial loans	22	22	11	—
Consumer loans	5	5	2	—
Loans secured by deposits	—	—	—	—

Total:
Secured by 1-4 family residential properties	$213	$213	$18	$—
Secured by nonfarm, nonresidential properties	237	237	—	10
Commercial and industrial loans	36	36	11	—
Consumer loans	85	85	2	1
Loans secured by deposits	—	—	—	—

3.	Loans and Allowance for Loan Losses (continued)

	Impaired Loans
	For the Six Months Ended June 30, 2012
		Unpaid		Interest
	Recorded	Principal	Related	Income
	Investment	Balance	Allowance	Recognized

With no related allowance recorded:
Secured by 1-4 family residential properties	$332	$332	$—	$8
Secured by nonfarm, nonresidential properties	737	737	—	2
Commercial and industrial loans	17	17	—	1
Consumer loans	96	96	—	3
Loans secured by deposits	—	—	—	—

With an allowance recorded:
Secured by 1-4 family residential properties	99	99	24	—
Secured by nonfarm, nonresidential properties	—	—	—	—
Commercial and industrial loans	—	—	—	—
Consumer loans	32	32	6	—
Loans secured by deposits	—	—	—	—

Total:
Secured by 1-4 family residential properties	$431	$431	$24	$8
Secured by nonfarm, nonresidential properties	737	737	—	2
Commercial and industrial loans	17	17	—	1
Consumer loans	128	128	6	3
Loans secured by deposits	—	—	—	—

The average recorded investment on the impaired loans for the six months ended June 30, 2013 and 2012 were $820,000 and $1.1 million, respectively.

Total non-accrual loans (in thousands) at June 30, 2013 and June 30, 2012 were $364 and $363, respectively. Interest income (in thousands) of approximately $21 and $14 would have been recognized for the six months ended June 30, 2013 and June 30, 2012, respectively, had the loans not been on non-accrual.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

The table below illustrates the carrying amount (in thousands) of loans by credit quality indicator at June 30, 2013 and 2012:

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
June 30, 2013:
Loans secured by real estate:
Secured by 1-4 family residential
Properties	$57,354	$592	$258	$—	$—	$58,204
Secured by nonfarm, nonresidential
Properties	65,885	622	237	—	—	66,744
Commercial and industrial loans	18,311	—	14	—	—	18,325
Consumer loans	7,904	64	93	—	—	8,061
Loans secured by deposits	4,653	—	—	—	—	4,653
Total	$154,107	$1,278	$602	$—	$—	$155,987

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
June 30, 2012:
Loans secured by real estate:
Secured by 1-4 family residential
properties	$55,123	$674	$531	$—	$—	$56,328
Secured by nonfarm, nonresidential
properties	53,784	1,247	54	—	—	55,085
Commercial and industrial loans	14,503	—	17	—	—	14,520
Consumer loans	9,533	105	96	—	—	9,734
Loans secured by deposits	3,964	11	—	—	—	3,975
Total	$136,907	$2,037	$698	$—	$—	$139,642

A summary of current, past due and nonaccrual loans (in thousands) was as follows:

		Past Due		Total
	Past Due	Over 90 Days		Past Due
	30-89	and	Non-	and Non-		Total
	Days	Accruing	Accruing	Accruing	Current	Loans
June 30, 2013:
Loans secured by real estate:
Secured by 1-4 family residential
properties	$117	$—	$212	$329	$57,875	$58,204
Secured by nonfarm, nonresidential
properties	33	189	49	271	66,473	66,744
Commercial and industrial loans	—	—	36	36	18,289	18,325
Consumer loans	76	18	67	161	7,900	8,061
Loans secured by deposits	—	—	—	—	4,653	4,653
Total	$226	$207	$364	$797	$155,190	$155,987

3.	Loans and Allowance for Loan Losses (continued)

		Past Due		Total
	Past Due	Over 90 Days		Past Due
	30-89	and	Non-	and Non-		Total
	Days	Accruing	Accruing	Accruing	Current	Loans
June 30, 2012:
Loans secured by real estate:
Secured by 1-4 family residential
properties	$2,168	$215	$216	$2,599	$53,729	$56,328
Secured by nonfarm, nonresidential
properties	352	—	31	383	54,702	55,085
Commercial and industrial loans	533	—	17	550	13,970	14,520
Consumer loans	178	19	99	296	9,438	9,734
Loans secured by deposits	52	—	—	52	3,923	3,975
Total	$3,283	$234	$363	$3,880	$135,762	$139,642

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

4.	Prepaid and Other Assets

Prepaid and other assets (in thousands) at June 30, 2013 and December 31, 2012 consist of the following:

	2013	2012

Cash value of life insurance	$617	$611
Prepaid expenses	81	470
Other	157	67
	$855	$1,148

5.	Deposits

Deposits as of June 30, 2013 and December 31, 2012 (in thousands) are summarized as follows:

	2013	2012

Demand deposit accounts (including official
checks of $679 in 2013 and $765 in 2012)	$115,737	$128,330
Savings	16,561	15,446
Certificates of deposit:
0.00% – 0.99%	57,409	38,266
1.00% – 1.99%	36,030	51,015
2.00% – 2.99%	752	906
Total certificates of deposit	94,191	90,187
Total deposits	$226,489	$233,963

Scheduled maturities of certificates of deposit (in thousands) at June 30, 2013 are as follows:

	2013	2014	2015	2016	Total

0.00% – 0.99%	$33,081	$24,328	$—	$—	$57,409
1.00% – 1.99%	6,142	16,272	9,587	4,029	36,030
2.00% – 2.99%	752	—	—	—	752
Total	$39,975	$40,600	$9,587	$4,029	$94,191

Included in deposits (in thousands) at June 30, 2013 and December 31, 2012 are $52,008 and $47,527, respectively, of certificates of deposit (CD) in denominations of $100,000 or more.

Effective January 1, 2013, deposits held in noninterest-bearing transaction accounts are aggregated with any interest-bearing deposits the owner may hold in the same ownership category, and the combined total insured up to at least $250,000 by the FDIC.

6.	Federal Home Loan Bank Advances

Federal Home Loan Bank (“FHLB”) advances represent short-term, fixed-rate borrowings from the Federal Home Loan Bank of Dallas. The Bank has borrowed advances for periods from overnight to four and one-half months. Interest rates paid on the advances vary by term and are set by the FHLB. There were no advances outstanding at June 30, 2013 and December 31, 2012.

The Bank has an available line of credit (in thousands) with the FHLB of $90,291 at June 30, 2013 with $90,291 available for use.

7.	Pension/ESOP Plan

In 2001, the Bank adopted a 401(k) retirement plan covering all employees based on a year of service. The Bank contributes up to a 6% match of the employee’s contribution based upon Board approval. Plan contributions (in thousands) for the six months ended June 30, 2013 and 2012 were $47 and $42, respectively.

The Company established an ESOP and loaned the ESOP $524 (in thousands) in July 2002 to purchase shares of common stock, which amounted to 3.8% of the outstanding shares at such date. The loan matured and was paid off on June 30, 2012. Additionally the ESOP was extended a loan in 2011 in the amount of $558 (in thousands) to purchase 55,772 shares of common stock. The remaining balance (in thousands) due of $506 at $38 (in thousands) per year including interest is payable over approximately eighteen years. The Bank made contributions to the ESOP to enable it to make the note payments (in thousands) of $19 and $52, respectively, during the six months ended June 30, 2013 and 2012, which is included in salaries and benefits on the income statement. As the note is paid, the shares will be released and allocated to the participants of the ESOP. The market value of the unreleased ESOP shares (48,801) at June 30, 2013 was approximately $817 (in thousands).

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below, in thousands) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2013, that the Bank met all capital adequacy requirements to which it is subject.

8.	Retained Earnings and Regulatory Capital (continued)

As of June 30, 2013, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier I leverage ratios, and tangible capital ratios as set forth in the table (amounts in thousands). The Bank's actual capital amounts (in thousands) and ratios are also presented in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

	Actual		For Capital Adequacy Purposes:		To be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2013
Total capital (to Risk
Weighted Assets)	$39,175	25.79%	>$12,154	>8.0%	>$15,193	>10.0%
Core (Tier I) Capital (to
Risk Weighted Assets)	$37,547	24.71%	N/A	N/A	>$9,116	>6.0%
Core (Tier I) Capital (to
Total Assets)	$37,547	13.98%	>$10,755	>4.0%	>$13,432	>5.0%
Tangible Capital
(to Total Assets)	$37,547	13.98%	>$4,030	>1.5%	N/A	N/A

As of December 31, 2012
Total capital (to Risk
Weighted Assets)	$37,370	26.27%	>$11,380	>8.0%	>$14,226	>10.0%
Core (Tier I) Capital (to
Risk Weighted Assets)	$35,765	25.14%	N/A	N/A	>$8,535	>6.0%
Core (Tier I) Capital (to
Total Assets)	$35,765	12.94%	>$11,058	>4.0%	>$13,822	>5.0%
Tangible Capital
(to Total Assets)	$35,765	12.94%	>$4,147	>1.5%	N/A	N/A

Capital for the Company is not significantly different than those above for the Bank. The following is a reconciliation of the Bank’s equity under GAAP to regulatory capital at the dates indicated (dollars in thousands):

	June 30,	December 31,
	2013	2012

GAAP equity	$36,895	$36,568
Accumulated other comprehensive unrealized (gains) losses	652	(803)
Tier 1 Capital	37,547	35,765
Allowance for loan losses	1,628	1,605
Total capital	$39,175	$37,370

9.	Fair Value of Financial Instruments

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

9.	Fair Value of Financial Instruments (continued)

The estimated fair values (in thousands), and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$16,871	$16,871	$34,290	$34,290
Securities available for sale	90,238	90,238	88,188	88,188
FNBB & FHLB stock	321	321	319	319
Loans, net	154,359	153,880	146,481	146,027
Accrued interest receivable	886	886	822	822

Financial liabilities:
Deposits	226,489	226,693	233,963	234,174
Accrued interest payable	218	218	212	212

Off-balance sheet credit related to
financial instruments:
Commitments to extend credit	24,500	24,500	32,643	32,643

Off-balance sheet derivative financial instruments: None

The Company adopted FASB Accounting Standards Topic 820, “Fair Value Measurements” (Topic 820), as of January 1, 2008. Topic 820 requires disclosures that stratify balance sheet amounts measured at fair value based on the inputs used to derive fair value measurements. These strata included:

•	Level 1 valuations, where the valuation is based on quoted market prices for identical assets or liabilities traded in active markets (which include exchanges and over-the-counter markets with sufficient volume),

•	Level 2 valuations, where the valuation is based on quoted market prices for similar instruments traded in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market, and

•	Level 3 valuations, where the valuation is generated from model-based techniques that use significant assumptions not observable in the market, but observable based on the Company’s-specific data. These unobservable assumptions reflect the Company’s own estimates for assumptions that market participants would use in pricing the asset or liability. Valuation techniques typically include option pricing models, discounted cash flow models and similar techniques, but may also include the use of market prices of assets or liabilities that are not directly comparable to the subject asset or liability.
26

9.	Fair Value of Financial Instruments (continued)

Fair values of assets and liabilities (in thousands) measured on a recurring basis at June 30, 2013 and December 31, 2012 are as follows:

	Level 1	Level 2	Level 3	Fair Value
June 30, 2013:
Securities available for sale	$—	$90,238	$—	$90,238

December 31, 2012:
Securities available for sale	—	88,188	—	88,188

10.	Segment Reporting

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

The Company authorized 45,634 shares of the Company’s common stock to be awarded under the 2003 RRP plan agreement and purchased the shares in the open market to fund the plan. As of June 30, 2013 3,785 shares had not vested. Shares vested and issued during the six months ended June 30, 2013 and 2012 were 2,281 and 2,281, respectively.

On July 12, 2011 the Company authorized 49,534 shares of the Company’s common stock to be awarded under the 2011 RRP agreement. As of June 30, 2013, 49,534 shares had been purchased in the open market at a cost of $686,000. As of June 30, 2013, 39,337 shares had been awarded under the 2011 RRP agreement. Initial vesting of shares under this agreement began on July 12, 2012 with 7,864 shares vesting on such date.

Expense for the 2003 RRP and 2011 RRP is being amortized over a 60-month period and is based on the market value of the Company’s stock as of the date of the awards which was $6.31 and $12.00 for the 2009 and 2011 awards, respectively. All awards prior to 2009 have been fully amortized. Total compensation under the 2003 RRP and 2011 RRP agreements for the six months ended June 30, 2013 and 2012 was $57,000 and $58,000, respectively, and is included in salaries and benefits.

The Company established the 2003 Stock Option Plan (“the 2003 Option Plan”) and the 2011 Stock Option Plan (“the 2011 Option Plan”) under which 114,084 and 123,836 shares of Company stock, respectively, are reserved for the grant of stock options to directors, officers and employees. The Plans provide for vesting of options granted to participants at 20% per year and the options expire in ten years. The exercise price of the options is equal to the fair market value of the common stock on the grant date. As of June 30, 2013, options covering 118,608 shares were outstanding and had an average exercise price of $11.00, a weighted average remaining life of 7.7 years and an intrinsic value of $682,000. Options totaling 35,149 shares were vested and exercisable at June 30, 2013 with an average exercise price of $9.29 and an intrinsic value of $262,000.

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

The Company's Stock Benefits Administration Committee of the Board of Directors oversees the RRP and Option Plans.

12.	Supplemental Retirement Benefit Agreement

The Bank has entered into supplemental retirement benefit agreements (the “Agreements”) with three key executives. The Agreements provide for monthly retirement benefits in the amount of $5,000 per month for ten to fifteen years from the date they retire for the executive group as a whole. As of June 30, 2013 and December 31, 2012, a liability (in thousands) of $333 and $337, respectively, was accrued for the Agreements.

13.	Earnings Per Share (EPS)

EPS is calculated based on average weighted common shares outstanding less ESOP and RRP shares not released and less treasury stock. The number of shares used in the EPS computation at June 30, 2013 was 2,279,553 and at June 30, 2012 was 2,300,620.

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

On October 10, 2012, the Board of Directors approved a second stock repurchase plan which provides for the repurchase of up to an additional 50,000 shares, or approximately 2% of the Company’s issued and outstanding shares of common stock upon the completion of the first repurchase program. The second repurchase program will be in effect for one year unless extended. As of June 30, 2013, a total of 28,362 shares remain to be purchased in the second program.

The shares for the stock repurchase plans may be purchased in the open market or in privately negotiated transaction from time to time depending upon the market conditions and other factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Minden Bancorp, Inc. (“Minden Bancorp” or the “Company”) the company for MBL Bank (the “Bank”) from December 31, 2012 to June 30, 2013 and on its results of operations during the first six months of 2013 and 2012. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the financial statements and related notes appearing in Item 1.

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

Changes in Financial Condition at June 30, 2013 Compared to December 31, 2012

Total assets decreased $7.8 million or 2.8% to $268.7 million at June 30, 2013 compared to $276.5 million at December 31, 2012. The decrease primarily reflected a $17.4 million decrease in cash and cash equivalents partially offset by a $2.0 million increase in investment securities and a $7.9 million increase in net loans. Total deposits decreased by $7.5 million or 3.2% to $226.5 million at June 30, 2013. The decrease in deposits reflected normal seasonal withdrawals.

Stockholders’ equity increased by $234,000 or 0.6% to $40.6 million at June 30, 2013 as compared to $40.3 million at December 31, 2012. The increase was in part due to net income of $1.7 million and the exercise of stock options of $179,000 for the six months ended June 30, 2013. Stockholders’ equity was reduced by other comprehensive loss of $1.5 million and the purchase of treasury stock for $35,000.

Non-performing assets and troubled debt restructuring, which consist of non-accruing loans, accruing loans 90 days or more delinquent, troubled debt restructurings, and other repossessed assets owned, decreased by $792,000 to $592,000 or 0.2% of total assets at June 30, 2013 from $1.4 million or 0.5% of total assets at December 31, 2012. This decrease was due to a $104,000 decrease in accruing loans 90 days or more delinquent, a $43,000 decrease in non-accrual loans, the payment in full in January 2013 of a $706,000 restructured loan offset by an increase of $21,000 in other repossessed assets owned. At June 30, 2013, the $592,000 of nonperforming assets consisted of $207,000 of accruing loans 90 days or more delinquent, $364,000 of non-accrual loans and $21,000 of other repossessed assets owned. At June 30, 2013, the $364,000 of non-accrual loans consisted $212,000 of single-family residential mortgage loans, $49,000 of nonresidential loans, $36,000 of commercial and industrial loans and $67,000 of consumer loans. Management continues to aggressively pursue the collection and resolution of all delinquent loans.

At both June 30, 2013 and December 31, 2012, the allowance for loan losses amounted to $1.6 million. At June 30, 2013, the allowance for loan losses amounted to 285.3% of nonperforming loans and 1.0% of total loans receivable, as compared to 223.5% and 1.1%, respectively, at December 31, 2012. The increase in the ratio of the allowance for loan losses to total non-performing loans was primarily due to a decrease in the amount of non-performing loans.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012

We recorded net income of $869,000 for the three months ended June 30, 2013 as compared to net income of $755,000 for the same period in 2012.

Net interest income for the three months ended June 30, 2013 increased $72,000 or 3.5% to $2.2 million as compared to $2.1 million for the same period in 2012. Net interest income increased $118,000 or 2.9% to $4.2 million for the six months ended June 30, 2013 as compared to $4.1 million for the same period in 2012. The increase in net interest income for the three and six month periods ended June 30, 2013 reflected an increase in interest income of $54,000 and $75,000, respectively, primarily due to loan growth combined with $18,000 and $43,000 decreases in interest expense for the three and six months ended June 30, 2012. Decreases in interest expense reflect the continued re-pricing downward of our deposit liabilities resulting from the decline in interest rates.

For the three and six month periods ended June 30, 2013, the average rates paid on interest-bearing liabilities were 0.62% and 0.62%, respectively, as compared to 0.74% and 0.70% for the comparable periods in 2012. The yields on our net interest-earning assets were 3.78 and 3.70, respectively, for the 2013 periods as compared to 3.91% and 3.84% for the comparable 2012 periods. Our net interest margins were 3.30% and 3.23% for the three and six months ended June 30, 2013 compared to 3.38% and 3.31% for the three and six months ended June 30, 2012.

The provision for loan losses amounted to $22,000 and $45,000 for the three and six months ended June 30, 2013 as compared to $30,000 and $60,000 for the comparable periods in 2012.

Total non-interest income increased from $194,000 and $364,000 for the three and six months ended June 30, 2012, to $214,000 and $415,000 for the comparable periods in 2013. The increases for the three and six months ended June 30, 2013 primarily reflect an increase in customer service fees.

Non-interest expense was $1.1 million and $2.2 for both the three and six month periods ended June 30, 2013 and 2012.

We incurred income tax expense of $366,000 and $762,000 for the three and six months ended June 30, 2013 as compared to $379,000 and $742,000 for the comparable period in 2012. Our effective tax rates were 29.6% and 31.4% for three and six months ended June 30, 2013 as compared to 33.4% and 34.0% for the same periods in 2012

Liquidity and Capital Resources

We maintain levels of liquid assets deemed adequate by management. We adjust our liquidity levels to fund deposit outflows, repay our borrowings and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements. Our deposit accounts with the Federal Home Loan Bank of Dallas amounted to $6.8 million and $3.6 million at June 30, 2013 and December 31, 2012, respectively.

A significant portion of our liquidity consists of securities classified as available-for-sale and cash and cash equivalents. Our primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts. If we require funds beyond our ability to generate them internally, we have borrowing agreements with the Federal Home Loan Bank of Dallas which provide an additional source of funds. At June 30, 2013, we did not have any advances from the Federal Home Loan Bank of Dallas and had $90.3 million in borrowing capacity.

At June 30, 2013, we had outstanding commitments to originate loans totaling $24.5 million. At June 30, 2013, certificates of deposit scheduled to mature in less than one year, totaled $67.1 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal if such renewals occur in a rising interest rate environment. We intend to utilize our high levels of liquidity to fund our lending activities. If additional funds are required to fund lending activities, we intend to sell our securities classified as available-for-sale as needed.

The Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively. At June 30, 2013, the Bank exceeded each of its capital requirements with ratios of 13.98%, 13.98% and 25.79%, respectively, and was deemed “well-capitalized” for regulatory capital purposes.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable

(c) Minden Bancorp’s repurchases of its common stock made during the quarter ended June 30, 2013 are set forth in the table below:

				Maximum
			Total Number of	Number of Shares
		Average	Shares Purchased	That May Yet Be
	Total Number	Price	as Part of Publicity	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or
Period	Purchased	Share	or Programs	Programs (a)
Apr. 1, 2013 - Apr. 30, 2013	—		—	29,645
May 1, 2013 - May 31, 2013	1,283	16.94	1,283	28,362
June 1, 2013 - June 30, 2013	—		—	28,362
Total	1,283	$16.94	1,283

____________________________
Notes to this table:

(a)	On May 17, 2012, Minden Bancorp announced by press release its first stock repurchase program to purchase up to 70,000 shares, or approximately 3.0% of Minden Bancorp’s then outstanding number of shares of common stock. In addition, on October 10, 2012, Minden Bancorp announced by press release a second repurchase program to repurchase up to 50,000 shares, or approximately 2.0% of Minden Bancorp’s outstanding shares of common stock upon completion of the first stock repurchase program. The second repurchase program will be in effect for one year unless extended. As of June 30, 2013, a total of 28,362 shares remain to be purchased in the second program.

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

MINDEN BANCORP, INC.

Date: August 14, 2013	By:	/s/ Jack E. Byrd, Jr.
Jack E. Byrd, Jr.
President and Chief Executive Officer

Date: August 14, 2013	By:	/s/ Becky T. Harrell
Becky T. Harrell
Chief Financial Officer

