Form 10-Q
period 2013-09-30
MINDEN BANCORP, INC.
filed 2013-11-14
CIK 1501331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

☐Yes            ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 31, 2013, 2,377,990 shares of the Registrant’s common stock were outstanding.

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

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share)

	September 30,	December 31,
ASSETS	2013	2012
	(Unaudited)

Cash and noninterest-bearing deposits	$4,223	$6,499
Interest-bearing demand deposits	15,702	26,791
Federal funds sold	1,000	1,000
Total cash and cash equivalents	20,925	34,290

Securities available-for-sale, at estimated market value	90,644	88,188
First National Banker’s Bank stock, at cost	210	210
Federal Home Loan Bank stock, at cost	111	109
Loans, net of allowance for loan losses of $1,655-2013 and $1,605-2012	155,476	146,481
Accrued interest receivable	752	822
Premises and equipment, net	5,042	5,243
Prepaid and other assets	766	1,148

Total assets	$273,926	$276,491

The accompanying notes are an integral part of the consolidated financial statements.

	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2013	2012
	(Unaudited)

Liabilities:
Deposits:
Noninterest-bearing	$27,521	$41,461
Interest-bearing	203,123	192,502
Total deposits	230,644	233,963
Accrued interest payable	232	212
Other liabilities	1,621	1,991
Total liabilities	232,497	236,166

Commitments and contingent liabilities

Stockholders' equity:
Preferred stock-$.01 par value; authorized
10,000,000 shares; none issued-no
rights/preferences set by board	—	—
Common stock-$.01 par value; authorized
40,000,000 shares: 2,471,802 shares-2013 and
2,445,315 shares-2012 issued and 2,377,990-
2013 and 2,355,831 shares-2012 outstanding	25	24
Additional paid-in capital	30,501	30,219
Retained earnings	13,800	11,677
Accumulated other comprehensive income (loss)	(527)	803
Unearned common stock held by Recognition
and Retention Plan (RRP) (37,691 shares - 2013 and 47,736 shares – 2012)	(453)	(539)
Unallocated common stock held by ESOP
(48,103 - shares-2013 and 50,195 shares-2012 unreleased)	(501)	(516)
Treasury stock-at cost 93,812 shares-2013 and 89,484 shares-2012	(1,416)	(1,343)
Total stockholders' equity	41,429	40,325
(Substantially restricted)

Total liabilities and stockholders' equity	$273,926	$276,491

The accompanying notes are an integral part of the consolidated financial statements.

MINDEN BANCORP. INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share)

	Three months Ended		Nine months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Loans, including fees	$2,169	$2,111	$6,381	$6,230
Investments-taxable:
Securities	85	75	262	220
Mortgage-backed securities	249	220	682	689
Other	10	14	34	53
Total interest income	2,513	2,420	7,359	7,192

Interest expense:
Interest-bearing demand deposits and
savings	71	61	206	188
Certificates of deposit	248	256	732	791
Total interest expense	319	317	938	979

Net interest income	2,194	2,103	6,421	6,213
Provision for loan losses	24	30	69	90

Net interest income after provision
for loan losses	2,170	2,073	6,352	6,123

Noninterest income:
Customer service fees	202	175	593	516
Gain on sale of assets	3	—	5	1
Other operating income	11	18	33	40
Total noninterest income	216	193	631	557

Noninterest expense:
Salaries and benefits	657	632	1,969	1,937
Occupancy expense	199	184	580	558
FDIC deposit insurance	33	35	99	105
Professional and supervisory fees	60	73	180	253
Computer Expense	43	40	129	122
Other operating expense	103	105	313	324
Total noninterest expense	1,095	1,069	3,270	3,299

Income before income taxes	1,291	1,197	3,713	3,381
Income tax expense	425	394	1,186	1,137
Net income	$866	$803	$2,527	$2,244

Earnings per share (EPS)-basic	$0.38	$0.35	$1.10	$0.98
Diluted EPS	$0.36	$0.33	$1.04	$0.91

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three months Ended		Nine months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Consolidated net income:	$866	$803	$2,527	$2,244
Other comprehensive income (loss) before tax:
Unrealized gains (losses) on securities
available for sale:
Unrealized holding gains (losses)	189	524	(2,015)	861
	189	524	(2,015)	861

Income tax:
Unrealized gains (losses) on securities
available for sale	64	178	(685)	292
	64	178	(685)	292

Other comprehensive income (loss)	125	346	(1,330)	569

Comprehensive income	$991	$1,149	$1,197	$2,813

The accompanying notes are an integral part of the consolidated financial statements.

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except per share)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned RRP	Unearned ESOP	Treasury Stock	Total
Balance January 1, 2012	$24	$29,922	$9,560	$394	$(319)	$(551)	$—	$39,030
Net income	—	—	2,244	—	—	—	—	2,244
Other comprehensive income				569				569
Exercise of stock options	—	118						118
Dividends (.225 per share)	—	—	(541)	—	—	—	—	(541)
Amortization of awards under RRP-net of release of RRP/ESOP/SOP	—	—	—	—	87	28	—	115
Unearned ESOP	—	—	—	—	—	48	—	48
Purchase of shares for RRP	—	—	—	—	(335)	—	—	(335)
Purchase of treasury stock	—	—	—	—	—	—	(903)	(903)
Balance September 30, 2012	$24	$30,040	$11,263	$963	$(567)	$(475)	$(903)	$40,345

Balance January 1, 2013	$24	$30,219	$11,677	$803	$(539)	$(516)	$(1,343)	$40,325
Net income	—	—	2,527	—	—	—	—	2,527
Other comprehensive loss	—	—	—	(1,330)	—	—	—	(1,330)
Dividends (.170 per share)			(404)					(404)
Exercise of stock options	1	253	—	—	—	—	—	254
Amortization of awards under RRP-net of release of RRP/SOP	—	29	—	—	86	—	—	115
Unearned ESOP	—	—	—	—	—	15	—	15
Purchase of treasury stock	—	—	—	—	—	—	(73)	(73)

Balance September 30, 2013	$25	$30,501	$13,800	$(527)	$(453)	$(501)	$(1,416)	$41,429

The accompanying notes are an integral part of the consolidated financial statements.

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share)

	Nine months Ended
	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$2,527	$2,244
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	69	90
Depreciation	201	197
RRP and other expenses	128	162
Net amortization of securities	1,049	827
(Gain) on sale of assets	(5)	(1)
(Increase) decrease in prepaid expenses and other assets	515	(140)
Increase in interest payable and other liabilities	271	308
Net cash provided by operating activities	4,755	3,687

Cash flows from investing activities:
Sales, maturities and pay-downs of securities available for sale	23,373	17,411
Purchase of securities available for sale	(28,891)	(31,057)
Net (increase) in loans	(9,085)	(10,072)
Purchase of premises and equipment, net	—	(55)
Proceeds from sale of other assets	25	132
Net cash (used) by investing activities	(14,578)	(23,641)

Cash flows from financing activities:
Net (decrease) in deposits	(3,319)	(7,841)
Proceeds from stock options exercised	254	118
Purchase of shares for RRP	—	(335)
Purchase of treasury stock	(73)	(903)
Dividends paid	(404)	(541)
Net cash (used) by financing activities	(3,542)	(9,502)

The accompanying notes are an integral part of the consolidated financial statements.

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share)

	Nine months Ended
	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)

Net (decrease) in cash and cash equivalents	(13,365)	(29,456)

Cash and cash equivalents at beginning of period	34,290	52,407

Cash and cash equivalents at end of period	$20,925	$22,951

Supplemental disclosures:
Interest paid on deposits and borrowed funds	$929	$1,030
Income taxes paid	$1,122	$1,169

Noncash investing and financing activities:
Transfer of loans to repossessed assets	$26	$168

Increase (Decrease) in unrealized gain on securities available for sale	$(2,015)	$861

The accompanying notes are an integral part of the consolidated financial statements.

MINDEN BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

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

Basis of Presentation.

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of September 30, 2013. In preparing these financial statements, the Company evaluated subsequent events through the date these financial statements were issued.

1.	Summary of Significant Accounting Policies (continued)

Use of Estimates. In preparing financial statements in conformity with accounting principles generally accepted in theUnited States of America (GAAP), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of foreclosed real estate, deferred tax assets and trading activities.

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

Advertising Costs. Advertising costs are expensed as incurred. Such costs amounted to approximately $16,000 and $24,000 for the nine months ended September 30, 2013 and 2012, respectively, and are included in other operating expense.

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

2.	Investment Securities

There were no securities held-to-maturity at September 30, 2013 and December 31, 2012.

Securities available-for-sale (in thousands) consists of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2013:
Municipals	$8,926	$—	$707	$8,219
Agency Bonds/Notes	13,067	97	1	13,163
CMO	7,753	21	169	7,605
FNMA pools	35,552	301	249	35,604
FHLMC pools	22,747	187	241	22,693
GNMA pools	3,398	5	43	3,360
	$91,443	$611	$1,410	$90,644

December 31, 2012:
Municipals	$6,029	$50	$43	6,036
Agency Bonds/Notes	18,694	203	—	18,897
CMO	10,619	7	137	10,489
FNMA pools	36,553	750	1	37,302
FHLMC pools	13,195	371	—	13,566
GNMA pools	1,882	16	—	1,898
	$86,972	$1,397	$181	$88,188

The amortized cost and estimated market value of investment securities (in thousands) at September 30, 2013 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
One year or less	$8,057	$8,115
After 1 year thru 5 years	66,365	66,523
After 5 years thru 10 years	10,949	10,522
After 10 years	6,072	5,484
	$91,443	$90,644

At September 30, 2013, investment securities with a financial statement carrying amount (in thousands) of $63,052 were pledged to secure public and private deposits. There were six mortgage pools with a book value totaling $3,804 (in thousands) sold for the nine months ending September 30, 2013 for a net gain of $1 (in thousands). No investment securities were sold in 2012. Maturities and calls are detailed on the statement of cash flows.

2.	Investment Securities (continued)

Information pertaining to securities with gross unrealized losses (in thousands) at September 30, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

September 30, 2013:
Municipals	$7,693	$677	$526	$30	$8,219	$707
Agency Bonds/Notes	1,998	1	—	—	1,998	1
CMO	1,654	57	3,272	112	4,926	169
Mortgage Pools	24,892	533	—	—	24,892	533
	$36,237	$1,268	$3,798	$142	$40,035	$1,410

December 31, 2012:
Municipals	$2,628	$43	$—	$—	$2,628	$43
CMO	9,024	137	—	—	9,024	137
Mortgage Pools	1,771	1	—	—	1,771	1
	$13,423	$181	$—	$—	$13,423	$181

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

3.	Loans and Allowance for Loan Losses

The composition of the Company’s loan portfolio (in thousands) at September 30, 2013 and December 31, 2012, consisted of the following:

	2013	2012
Loans secured by real estate:
Secured by 1-4 family residential properties	$61,173	$61,185
Secured by nonfarm, nonresidential properties	66,286	59,868
Commercial and industrial loans	18,264	15,960
Consumer loans (including overdrafts of
$146 and $43)	8,009	8,845
Loans secured by deposits	6,014	4,592
Total	159,746	150,450

Less: Allowance for loan losses	(1,655)	(1,605)
Unfunded construction loan commitments	(2,615)	(2,364)

Loans, net	$155,476	$146,481

Changes in the allowance for loan losses (in thousands) for the nine months ended September 30, 2013 and the year ended December 31, 2012 are summarized as follows:

	2013	2012
Balance, beginning of period	$1,605	$1,625
Provision for loan losses	69	120
Recoveries	10	47
Loans charged off	(29)	(187)
Balance, end of period	$1,655	$1,605

The following tables detail the balance in the allowance for loan losses (in thousands) by portfolio segment at September 30, 2013 and September 30, 2012:

	Balance			Provision	Balance
	January 1,	Charge-		for Loan	Sept. 30,
	2013	offs	Recoveries	Losses	2013

Loans secured by real estate:
Secured by 1-4 family residential properties	$638	$—	$—	$(12)	$626
Secured by nonfarm, nonresidential properties	620	—	—	65	685
Commercial and industrial loans	168	—	—	25	193
Consumer loans	179	29	10	(9)	151
Loans secured by deposits	—	—	—	—	—
Total	$1,605	$29	$10	$69	$1,655

3.	Loans and Allowance for Loan Losses (continued)

				Provision	Balance
	January 1,	Charge-		for Loan	Sept. 30,
	2012	offs	Recoveries	Losses	2012

Loans secured by real estate:
Secured by 1-4 family residential properties	$322	$140	$—	$447	$629
Secured by nonfarm, nonresidential properties	692	—	—	(103)	589
Commercial and industrial loans	233	—	—	(71)	162
Consumer loans	378	41	25	(183)	179
Loans secured by deposits	—	—	—	—	—
Total	$1,625	$181	$25	$90	$1,559

	September 30, 2013
	Allowance for Loan Losses
	Disaggregated by Impairment Method
	Individually	Collectively	Total

Loans secured by real estate:
Secured by 1-4 family residential properties	$17	609	626
Secured by nonfarm, nonresidential properties	—	685	685
Commercial and industrial loans	11	182	193
Consumer loans	1	150	151
Loans secured by deposits	—	—	—
	$29	$1,626	$1,655

	September 30, 2012
	Allowance for Loan Losses
	Disaggregated by Impairment Method
	Individually	Collectively	Total

Loans secured by real estate:
Secured by 1-4 family residential properties	$22	607	629
Secured by nonfarm, nonresidential properties	—	589	589
Commercial and industrial loans	—	162	162
Consumer loans	4	175	179
Other loans	—	—	—
	$26	$1,533	$1,559

3.	Loans and Allowance for Loan Losses (continued)

The following tables summarize information (dollars in thousands) relative to loan modifications determined to be troubled debt restructurings. As of September 30, 2013 and 2012, all the troubled debt restructurings are included in impaired loans.

Troubled Debt Restructurings

	September 30, 2013
		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Recorded Investment	Recorded Investment

1-4 family residential	8	$204	$204
Nonfarm, nonresidential	3	47	47
Total real estate loans	11	251	251
Commercial and industrial	2	35	35
Consumer loans	9	61	61
Total loans	22	$347	$347

	September 30, 2012
		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Recorded Investment	Recorded Investment

1-4 family residential	7	$224	$224
Nonfarm, nonresidential	4	781	781
Total real estate loans	11	1,005	1,005
Commercial and industrial	1	15	15
Consumer loans	12	78	78
Total loans	24	$1,098	$1,098

There were no subsequent defaults of troubled debt restructurings for the periods ending September 30, 2013 and September 30, 2012.

Restructured loans (loans which had been renegotiated at below-market interest rates or for which other concessions were granted, but are accruing interest) were $706,000 at September 30, 2012. The loan was subsequently paid in full in January 2013.

3.	Loans and Allowance for Loan Losses (continued)

The following tables detail loans individually and collectively evaluated for impairment (in thousands) at September 30, 2013 and 2012:

	Loans Evaluated for Impairment
	Individually	Collectively	Total
September 30, 2013:
Loans secured by real estate:
Secured by 1-4 family residential properties	$386	$58,661	$59,047
Secured by nonfarm, nonresidential properties	47	65,750	65,797
Commercial and industrial loans	35	18,229	18,264
Consumer loans	127	7,882	8,009
Loans secured by deposits	—	6,014	6,014
Total	$595	$156,536	$157,131

	Loans Evaluated for Impairment
	Individually	Collectively	Total
September 30, 2012:
Loans secured by real estate:
Secured by 1-4 family residential properties	$327	$58,016	$58,343
Secured by nonfarm, nonresidential properties	804	53,839	54,643
Commercial and industrial loans	15	15,953	15,968
Consumer loans	98	9,700	9,798
Loans secured by deposits	—	4,244	4,244
Total	$1,244	$141,752	$142,996

	Impaired Loans
	For the Nine Months Ended September 30, 2013
		Unpaid		Interest
	Recorded	Principal	Related	Income
	Investment	Balance	Allowance	Recognized

With no related allowance recorded:
Secured by 1-4 family residential properties	$345	$345	$—	$—
Secured by nonfarm, nonresidential properties	47	47	—	—
Commercial and industrial loans	13	13	—	—
Consumer loans	122	122	—	2
Loans secured by deposits	—	—	—	—

With an allowance recorded:
Secured by 1-4 family residential properties	41	41	17	—
Secured by nonfarm, nonresidential properties	—	—	—	—
Commercial and industrial loans	22	22	11	—
Consumer loans	5	5	1	—
Loans secured by deposits	—	—	—	—

Total:
Secured by 1-4 family residential properties	$386	$386	$17	$—
Secured by nonfarm, nonresidential properties	47	47	—	—
Commercial and industrial loans	35	35	11	—
Consumer loans	127	127	1	2
Loans secured by deposits	—	—	—	—

3.	Loans and Allowance for Loan Losses (continued)

	Impaired Loans
	For the Nine Months Ended September 30, 2012
		Unpaid		Interest
	Recorded	Principal	Related	Income
	Investment	Balance	Allowance	Recognized

With no related allowance recorded:
Secured by 1-4 family residential properties	$281	$281	$—	$20
Secured by nonfarm, nonresidential properties	804	804	—	1
Commercial and industrial loans	15	15	—	3
Consumer loans	93	93	—	5
Loans secured by deposits	—	—	—	—

With an allowance recorded:
Secured by 1-4 family residential properties	46	46	22	3
Secured by nonfarm, nonresidential properties	—	—	—	—
Commercial and industrial loans	—	—	—	—
Consumer loans	16	16	4	1
Loans secured by deposits	—	—	—	—

Total:
Secured by 1-4 family residential properties	$327	$327	$22	$23
Secured by nonfarm, nonresidential properties	804	804	—	1
Commercial and industrial loans	15	15	—	3
Consumer loans	109	109	4	6
Loans secured by deposits	—	—	—	—

The average recorded investment on the impaired loans for the nine months ended September 30, 2013 and 2012 were $764,000 and $1.1 million, respectively.

Total non-accrual loans (in thousands) at September 30, 2013 and September 30, 2012 were $347 and $392, respectively. Interest income (in thousands) of approximately $30 and $33 would have been recognized for the nine months ended September 30, 2013 and September 30, 2012, respectively, had the loans not been on non-accrual.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

The table below illustrates the carrying amount (in thousands) of loans by credit quality indicator at September 30, 2013 and 2012:

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
September 30, 2013:
Loans secured by real estate:
Secured by 1-4 family residential
Properties	$58,253	$432	$362	$—	$—	$59,047
Secured by nonfarm, nonresidential
Properties	64,941	621	235	—	—	65,797
Commercial and industrial loans	18,251	—	13	—	—	18,264
Consumer loans	7,836	40	133	—	—	8,009
Loans secured by deposits	6,014	—	—	—	—	6,014
Total	$155,295	$1,093	$743	$—	$—	$157,131

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
September 30, 2012:
Loans secured by real estate:
Secured by 1-4 family residential
properties	$57,491	$483	$369	$—	$—	$58,343
Secured by nonfarm, nonresidential
properties	53,342	1,203	98	—	—	54,643
Commercial and industrial loans	15,944	9	15	—	—	15,968
Consumer loans	9,539	161	98	—	—	9,798
Loans secured by deposits	4,243	1	—	—	—	4,244
Total	$140,559	$1,857	$580	$—	$—	$142,996

A summary of current, past due and nonaccrual loans (in thousands) was as follows:

		Past Due		Total
	Past Due	Over 90 Days		Past Due
	30-89	and	Non-	and Non-		Total
	Days	Accruing	Accruing	Accruing	Current	Loans
September 30, 2013:
Loans secured by real estate:
Secured by 1-4 family residential
properties	$442	$182	$204	$828	$58,219	$59,047
Secured by nonfarm, nonresidential properties	36	—	47	83	65,714	65,797
Commercial and industrial loans	304	—	35	339	17,925	18,264
Consumer loans	93	66	61	220	7,789	8,009
Loans secured by deposits	—	—	—	—	6,014	6,014
Total	$875	$248	$347	$1,470	$155,661	$157,131

3.	Loans and Allowance for Loan Losses (continued)

		Past Due		Total
	Past Due	Over 90 Days		Past Due
	30-89	and	Non-	and Non-		Total
	Days	Accruing	Accruing	Accruing	Current	Loans
September 30, 2012:
Loans secured by real estate:
Secured by 1-4 family residential properties	$1,884	$103	$224	$2,211	$56,132	$58,343
Secured by nonfarm, nonresidential properties	212	23	75	310	54,333	54,643
Commercial and industrial loans	210	—	15	225	15,743	15,968
Consumer loans	283	21	78	382	9,416	9,798
Loans secured by deposits	13	—	—	13	4,231	4,244
Total	$2,602	$147	$392	$3,141	$139,855	$142,996

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

4.	Prepaid and Other Assets

Prepaid and other assets (in thousands) at September 30, 2013 and December 31, 2012 consist of the following:

	2013	2012
Cash value of life insurance	$620	$611
Prepaid expenses	64	470
Other	82	67
	$766	$1,148

5.	Deposits

Deposits as of September 30, 2013 and December 31, 2012 (in thousands) are summarized as follows:

	2013	2012
Demand deposit accounts (including official checks of $922 in 2013 and $765 in 2012)	$119,359	$128,330
Savings	15,962	15,446
Certificates of deposit:
0.00% – 0.99%	58,126	38,266
1.00% – 1.99%	36,740	51,015
2.00% – 2.99%	457	906
Total certificates of deposit	95,323	90,187
Total deposits	$230,644	$233,963

Scheduled maturities of certificates of deposit (in thousands) at September 30, 2013 are as follows:

	2013	2014	2015	2016	Total

0.00% – 0.99%	$19,276	$37,613	$1,237	$—	$58,126
1.00% – 1.99%	2,170	16,259	11,011	7,300	36,740
2.00% – 2.99%	457	—	—	—	457
Total	$21,903	$53,872	$12,248	$7,300	$95,323

Included in deposits (in thousands) at September 30, 2013 and December 31, 2012 are $53,073 and $47,527, respectively, of certificates of deposit (CD) in denominations of $100,000 or more.

Effective January 1, 2013, deposits held in noninterest-bearing transaction accounts are aggregated with any interest-bearing deposits the owner may hold in the same ownership category, and the combined total insured up to at least $250,000 by the FDIC.

6.	Federal Home Loan Bank Advances

Federal Home Loan Bank (“FHLB”) advances represent short-term, fixed-rate borrowings from the Federal Home Loan Bank of Dallas. The Bank has borrowed advances for periods from overnight to four and one-half months. Interest rates paid on the advances vary by term and are set by the FHLB. There were no advances outstanding at September 30, 2013 and December 31, 2012.

The Bank has an available line of credit (in thousands) with the FHLB of $84,342 at September 30, 2013 with $84,342 available for use.

7.	Pension/ESOP Plan

In 2001, the Bank adopted a 401(k) retirement plan covering all employees based on a year of service. The Bank contributes up to a 6% match of the employee’s contribution based upon Board approval. Plan contributions (in thousands) for the nine months ended September 30, 2013 and 2012 were $70 and $64, respectively.

The Company established an ESOP and loaned the ESOP $524 (in thousands) in July 2002 to purchase shares of common stock, which amounted to 3.8% of the outstanding shares at such date. The loan matured and was paid off on June 30, 2012. Additionally the ESOP was extended a loan in 2011 in the amount of $558 (in thousands) to purchase 55,772 shares of common stock. The remaining balance (in thousands) due of $500 at $38 (in thousands) per year including interest is payable over approximately seventeen years. The Bank made contributions to the ESOP to enable it to make the note payments (in thousands) of $29 and $62, respectively, during the nine months ended September 30, 2013 and 2012, which is included in salaries and benefits on the income statement. As the note is paid, the shares will be released and allocated to the participants of the ESOP. The market value of the unreleased ESOP shares (48,103) at September 30, 2013 was approximately $806 (in thousands).

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below, in thousands) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2013, that the Bank met all capital adequacy requirements to which it is subject.

8.	Retained Earnings and Regulatory Capital (continued)

As of September 30, 2013, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier I leverage ratios, and tangible capital ratios as set forth in the table (amounts in thousands). The Bank's actual capital amounts (in thousands) and ratios are also presented in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

	Actual		For Capital Adequacy Purposes:		To be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2013
Total capital (to Risk
Weighted Assets)	$40,121	26.97%	>$11,901	>8.0%	>$14,876	>10.0%
Core (Tier I) Capital (to
Risk Weighted Assets)	$38,466	25.86%	N/A	N/A	>$8,926	>6.0%
Core (Tier I) Capital (to
Total Assets)	$38,466	14.04%	>$10,957	>4.0%	>$13,696	>5.0%
Tangible Capital
(to Total Assets)	$38,466	14.04%	>$4,109	>1.5%	N/A	N/A

As of December 31, 2012
Total capital (to Risk
Weighted Assets)	$37,370	26.27%	>$11,380	>8.0%	>$14,226	>10.0%
Core (Tier I) Capital (to
Risk Weighted Assets)	$35,765	25.14%	N/A	N/A	>$8,535	>6.0%
Core (Tier I) Capital (to
Total Assets)	$35,765	12.94%	>$11,058	>4.0%	>$13,822	>5.0%
Tangible Capital
(to Total Assets)	$35,765	12.94%	>$4,147	>1.5%	N/A	N/A

Capital for the Company is not significantly different than those above for the Bank. The following is a reconciliation of the Bank’s equity under GAAP to regulatory capital at the dates indicated (dollars in thousands):

	September 30, 2013	December 31, 2012
GAAP equity	$37,939	$36,568
Accumulated other comprehensive unrealized (gain) loss	527	(803)
Tier 1 Capital	38,466	35,765
Allowance for loan losses	1,655	1,605
Total capital	$40,121	$37,370

9.	Fair Value of Financial Instruments

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

9.	Fair Value of Financial Instruments (continued)

The estimated fair values (in thousands), and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$20,925	$20,925	$34,290	$34,290
Securities available for sale	90,644	90,644	88,188	88,188
FNBB & FHLB stock	321	321	319	319
Loans, net	155,476	154,994	146,481	146,027
Accrued interest receivable	752	752	822	822

Financial liabilities:
Deposits	230,644	230,852	233,963	234,174
Accrued interest payable	232	232	212	212

Off-balance sheet credit related to financial instruments:
Commitments to extend credit	27,562	27,562	32,643	32,643

Off-balance sheet derivative financial instruments: None

The Company adopted FASB Accounting Standards Topic 820, “Fair Value Measurements” (Topic 820), as of January 1, 2008. Topic 820 requires disclosures that stratify balance sheet amounts measured at fair value based on the inputs used to derive fair value measurements. These strata included:

•	Level 1 valuations, where the valuation is based on quoted market prices for identical assets or liabilities traded in active markets (which include exchanges and over-the-counter markets with sufficient volume),

•	Level 2 valuations, where the valuation is based on quoted market prices for similar instruments traded in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market, and

•	Level 3 valuations, where the valuation is generated from model-based techniques that use significant assumptions not observable in the market, but observable based on the Company’s-specific data. These unobservable assumptions reflect the Company’s own estimates for assumptions that market participants would use in pricing the asset or liability. Valuation techniques typically include option pricing models, discounted cash flow models and similar techniques, but may also include the use of market prices of assets or liabilities that are not directly comparable to the subject asset or liability.
26

9.	Fair Value of Financial Instruments (continued)

Fair values of assets and liabilities (in thousands) measured on a recurring basis at September 30, 2013 and December 31, 2012 are as follows:

	Level 1	Level 2	Level 3	Fair Value
September 30, 2013:
Securities available for sale	$—	$90,644	$—	$90,644

December 31, 2012:
Securities available for sale	—	88,188	—	88,188

10.	Segment Reporting

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

The Company authorized 45,634 shares of the Company’s common stock to be awarded under the 2003 RRP plan agreement and purchased the shares in the open market to fund the plan. As of September 30, 2013 3,785 shares had not vested. Shares vested and issued during the nine months ended September 30, 2013 and 2012 were 2,281 and 2,281, respectively.

On July 12, 2011 the Company authorized 49,534 shares of the Company’s common stock to be awarded under the 2011 RRP agreement. As of September 30, 2013, 49,534 shares had been purchased in the open market at a cost of $686,000. As of September 30, 2013, 42,637 shares had been awarded under the 2011 RRP agreement. Initial vesting of shares under this agreement began on July 12, 2012 with 7,864 shares vesting on such date. Shares totaling 7,764 vested on July 12, 2013.

Expense for the 2003 RRP and 2011 RRP is being amortized over a 60-month period and is based on the market value of the Company’s stock as of the date of the awards which was $6.31 and $12.00 for the 2009 and 2011 awards, respectively. All awards prior to 2009 have been fully amortized. Total compensation under the 2003 RRP and 2011 RRP agreements for the nine months ended September 30, 2013 and 2012 was $86,000 and $87,000, respectively, and is included in salaries and benefits.

The Company established the 2003 Stock Option Plan (“the 2003 Option Plan”) and the 2011 Stock Option Plan (“the 2011 Option Plan”) under which 114,084 and 123,836 shares of Company stock, respectively, are reserved for the grant of stock options to directors, officers and employees. The Plans provide for vesting of options granted to participants at 20% per year and the options expire in ten years. The exercise price of the options is equal to the fair market value of the common stock on the grant date. As of September 30, 2013, options covering 120,853 shares were outstanding and had an average exercise price of $11.52, a weighted average remaining life of 8.1 years and an intrinsic value of $632,000. Options totaling 48,462 shares were vested and exercisable at September 30, 2013 with an average exercise price of $10.04 and an intrinsic value of $325,000.

11.	Stock Based Benefit Plans (continued)

The fair value of each outstanding option is estimated on the date of the grant using the Black-Scholes option-pricing formula with the following weighted average assumptions; 1% dividend yield, 10 years expected life, 30.07% expected volatility and 3.53% risk free interest. All of the 2003 Option Plan options that were granted in May 2003 have fully vested and have been exercised. The value of 4,888 shares granted in 2008 was considered immaterial and the value of 20,867 shares issued in 2009 had an approximate value of $50,000 under the Black-Scholes option-pricing formula. 2011 Option Plan shares granted (95,098) had an approximate value of $180,000 under the Black-Scholes option-pricing formula.

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

The Company's Stock Benefits Administration Committee of the Board of Directors oversees the RRP and Option Plans.

12.	Supplemental Retirement Benefit Agreement

The Bank has entered into supplemental retirement benefit agreements (the “Agreements”) with three key executives. The Agreements provide for monthly retirement benefits in the amount of $5,000 per month for ten to fifteen years from the date they retire for the executive group as a whole. As of September 30, 2013 and December 31, 2012, a liability (in thousands) of $332 and $337, respectively, was accrued for the Agreements.

13.	Earnings Per Share (EPS)

EPS is calculated based on average weighted common shares outstanding less ESOP and RRP shares not released and less treasury stock. The number of shares used in the EPS computation at September 30, 2013 was 2,287,803 and at September 30, 2012 was 2,297,659.

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

On May 16, 2012 and October 10, 2012, the Board of Directors approved stock repurchase plans providing for the repurchase of up to 70,000 (3%) and 50,000 (2%) shares, respectively, of the Company’s issued and outstanding shares of common stock. As of September 30, 2013, a total of 26,188 shares remain to be purchased under the October 10, 2012 plan. On February 12, 2013, the Board of Directors approved an additional stock repurchase plan providing for the repurchase of up to an additional 120,000, or approximately 5.2% of the Company’s issued and outstanding shares of common stock upon completion of the October 10, 2012 plan.

The shares for the stock repurchase plans may be purchased in the open market or in privately negotiated transaction from time to time depending upon the market conditions and other factors.

16.	Subsequent Event

On October 28, 2013, the Board of Directors approved a new stock repurchase plan that provides for the repurchase of up to 150,000 shares, or approximately 6.3% of its issued and outstanding shares of common stock as of September 30, 2013. The shares may be purchased in the open market or in privately negotiated transactions from time to time depending upon market conditions and other factors. Concurrent with this authorization, the Company terminated its second share repurchase program which had 26,188 shares remaining to be repurchased as well as its third share repurchase program which had not commenced covering 120,000 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Minden Bancorp, Inc. (“Minden Bancorp” or the “Company”) the company for MBL Bank (the “Bank”) from December 31, 2012 to September 30, 2013 and on its results of operations during the first nine months of 2013 and 2012. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the financial statements and related notes appearing in Item 1.

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

Changes in Financial Condition at September 30, 2013 Compared to December 31, 2012

Total assets decreased $2.6 million or 0.9% to $273.9 million at September 30, 2013 compared to $276.5 million at December 31, 2012. The decrease primarily reflected a $13.4 million decrease in cash and cash equivalents partially offset by a $2.5 million increase in investment securities and a $9.0 million increase in net loans. Total deposits decreased by $3.3 million or 1.4% to $230.6 million at September 30, 2013. The decrease in deposits reflected normal seasonal withdrawals.

Stockholders’ equity increased by $1.1 million or 2.7% to $41.4 million at September 30, 2013 as compared to $40.3 million at December 31, 2012. The increase was in part due to net income of $2.5 million and the exercise of stock options of $254,000 for the nine months ended September 30, 2013. Stockholders’ equity was reduced by other comprehensive loss of $1.3 million and the purchase of treasury stock for $73,000.

Non-performing assets and troubled debt restructuring, which consist of non-accruing loans, accruing loans 90 days or more delinquent, troubled debt restructurings, and other repossessed assets owned, decreased to $595,000 or 0.2% of total assets at September 30, 2013 from $1.4 million or 0.5% of total assets at December 31, 2012. This decrease was due to a $63,000 decrease in accruing loans 90 days or more delinquent, a $60,000 decrease in non-accrual loans and the payment in full in January 2013 of a $706,000 restructured loan. At September 30, 2013, the $595,000 of nonperforming assets consisted of $248,000 of accruing loans 90 days or more delinquent and $347,000 of non-accrual loans. At September 30, 2013, the $347,000 of non-accrual loans consisted of $204,000 of single-family residential mortgage loans, $47,000 of nonresidential loans, $35,000 of commercial and industrial loans and $61,000 of consumer loans. Management continues to aggressively pursue the collection and resolution of all delinquent loans.

At September 30, 2013 and December 31, 2012, the allowance for loan losses amounted to $1.7 million and $1.6 million, respectively. At September 30, 2013, the allowance for loan losses amounted to 278.2% of nonperforming loans and 1.1% of total loans receivable, as compared to 223.5% and 1.1%, respectively, at December 31, 2012. The increase in the ratio of the allowance for loan losses to total non-performing loans was primarily due to a decrease in the amount of non-performing loans.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012

We recorded net income of $866,000 for the three months ended September 30, 2013 as compared to net income of $803,000 for the same period in 2012.

Net interest income for the three months ended September 30, 2013 increased $91,000 or 4.3% to $2.2 million as compared to $2.1 million for the same period in 2012. Net interest income increased $208,000 or 3.3% to $6.4 million for the nine months ended September 30, 2013 as compared to $6.2 million for the same period in 2012. The increase in net interest income for the three months ended September 30, 2013 reflected an increase in interest income of $93,000 and a $2,000 increase in interest expense. The increase in interest income for the nine months ended September 30, 2013 reflected an increase in interest income of $167,000 combined with a $41,000 decrease in interest expense.

For the three and nine month periods ended September 30, 2013, the average rates paid on interest-bearing liabilities were 0.63% and 0.62%, respectively, as compared to 0.66% and 0.69% for the comparable periods in 2012. The yields on our net interest-earning assets were 3.82 and 3.74, respectively, for the 2013 periods as compared to 3.92% and 3.87% for the comparable 2012 periods. Our net interest margins were 3.33% and 3.26% for the three and nine months ended September 30, 2013 compared to 3.41% and 3.34% for the three and nine months ended September 30, 2012.

The provision for loan losses amounted to $24,000 and $69,000 for the three and nine months ended September 30, 2013 as compared to $30,000 and $90,000 for the comparable periods in 2012.

Total non-interest income increased from $193,000 and $557,000 for the three and nine months ended September 30, 2012, to $216,000 and $631,000 for the comparable periods in 2013. The increases for the three and nine months ended September 30, 2013 primarily reflect an increase in customer service fees.

Non-interest expense was $1.1 million and $3.3 for both the three and nine month periods ended September 30, 2013 and 2012.

We incurred income tax expense of $425,000 and $1.2 million for the three and nine months ended September 30, 2013 as compared to $394,000 and $1.1 million for the comparable period in 2012. Our effective tax rates were 32.9% and 31.9% for three and nine months ended September 30, 2013 as compared to 32.9% and 33.6% for the same periods in 2012.

Liquidity and Capital Resources

We maintain levels of liquid assets deemed adequate by management. We adjust our liquidity levels to fund deposit outflows, repay our borrowings and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements. Our deposit accounts with the Federal Home Loan Bank of Dallas amounted to $1.7 million and $3.6 million at September 30, 2013 and December 31, 2012, respectively.

A significant portion of our liquidity consists of securities classified as available-for-sale and cash and cash equivalents. Our primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts. If we require funds beyond our ability to generate them internally, we have borrowing agreements with the Federal Home Loan Bank of Dallas which provide an additional source of funds. At September 30, 2013, we did not have any advances from the Federal Home Loan Bank of Dallas and had $84.3 million in borrowing capacity.

At September 30, 2013, we had outstanding commitments to originate loans totaling $27.6 million. At September 30, 2013, certificates of deposit scheduled to mature in less than one year, totaled $70.4 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal if such renewals occur in a rising interest rate environment. We intend to utilize our high levels of liquidity to fund our lending activities. If additional funds are required to fund lending activities, we intend to sell our securities classified as available-for-sale as needed.

The Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively. At September 30, 2013, the Bank exceeded each of its capital requirements with ratios of 14.04%, 14.04% and 26.97%, respectively, and was deemed “well-capitalized” for regulatory capital purposes.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable

(c) Minden Bancorp’s repurchases of its common stock made during the quarter ended September 30, 2013 are set forth in the table below:

				Maximum
			Total Number of	Number of Shares
		Average	Shares Purchased	That May Yet Be
	Total Number	Price	as Part of Publicity	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or
Period	Purchased	Share	or Programs	Programs (a)
July 1, 2013 – July 31, 2013	—		—	148,362
Aug. 1, 2013 – Aug. 31, 2013	2,174	17.14	2,174	146,188
Sept. 1, 2013 – Sept. 30, 2013	—		—	146,188
Total	2,174	$17.14	2,174

____________________________

Notes to this table:

(a)	On May 16, 2012 and October 10, 2012, Minden Bancorp approved stock repurchase plans providing for the repurchase of up to 70,000 (3%) and 50,000 (2%) shares, respectively, of the Company’s issued and outstanding shares of common stock. The second repurchase plan will be in effect for one year unless extended. As of September 30, 2013, a total of 26,188 shares remain to be purchased in the second plan. On February 12, 2013, Minden Bancorp announced a third repurchase plan to repurchase up to 120,000, or approximately 5.2% of its outstanding shares of common stock upon completion of the second repurchase plan. A total of 146,188 shares remain to be repurchased under the existing plans.

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

MINDEN BANCORP, INC.

Date: November 14, 2013	By:	/s/ Jack E. Byrd, Jr.
Jack E. Byrd, Jr.
President and Chief Executive Officer

Date: November 14, 2013	By:	/s/ Becky T. Harrell
Becky T. Harrell
Chief Financial Officer

