Form 10-K
period 2013-12-31
MINDEN BANCORP, INC.
filed 2014-03-31
CIK 1501331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price of $16.75 on June 28, 2013, the last business day of the Registrant's second quarter was approximately $30.0 million (2,373,909 shares outstanding less 582,131 shares held by affiliates at $16.75 per share). Although directors and officers and the ESOP were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of common stock outstanding as of March 15, 2014: 2,352,490

DOCUMENTS INCORPORATED BY REFERENCE

1.          Portions of the definitive Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10−14 of this Form 10−K.

MINDEN BANCORP, INC.

2013 ANNUAL REPORT ON FORM 10-K

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

As used in this report, unless the context otherwise requires, the terms “we,” “our,” “us,” or “Minden Bancorp,” refer to Minden Bancorp, Inc., a Louisiana corporation, and the term the “MBL Bank” refers to MBL Bank, a Louisiana-chartered commercial state bank and wholly owned subsidiary of Minden Bancorp. In addition, unless the context otherwise requires, references to the operations of Minden Bancorp include the operations of MBL Bank.

PART I

Item 1. Business.

BUSINESS

General

Effective February 5, 2014, Minden Bancorp, Inc. (“Minden Bancorp”) is a Louisiana corporation and a bank holding company which owns 100% of the capital stock of MBL Bank, which is a Louisiana-chartered, registered commercial state bank headquartered in Minden, Louisiana. Prior to February 5, 2014, Minden Bancorp was a savings and loan holding company that owned 100% of the capital stock of MBL Bank, which was a Louisiana-chartered, community-oriented building and loan association. While the federal law applicable to Minden Bancorp as a bank holding company is different than the law that was applicable to it as a savings and loan holding company, the two laws are substantially similar and both are under the jurisdiction of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

MBL Bank operates a total of two banking offices located in Webster Parish, in northwest Louisiana. Our primary business consists of attracting deposits from the general public and using those funds, to originate loans to our customers and invest in securities such as U.S. Government and agency securities, mortgage-backed securities and municipal obligations. At December 31, 2013, we had total assets of $288.9 million, total deposits of $245.5 million and stockholders’ equity of $41.6 million.

Historically, MBL Bank had operated as a traditional savings institution with an emphasis on originating longer term single-family residential first mortgage loans and, to a significantly lesser extent, consumer loans such as automobile and recreational vehicle loans. As part of implementing our business strategy, beginning in 2001 we started to diversify the loan products we offered and increased our efforts to originate higher yielding commercial real estate, commercial business and land loans. Our focus on land loans was to originate commercial purpose loans secured by income producing properties such as timber land or agricultural properties and not loans for the acquisition of raw land for development. In connection with the strategic determination to transform itself to a community bank, MBL Bank hired senior management with significant commercial lending experience in our market area. Commercial real estate and commercial business loans as well as land loans were deemed attractive due to their generally higher yields and shorter anticipated lives compared to single-family residential mortgage loans. As of December 31, 2013, commercial business and commercial real estate loans totaled $62.0 million or 38.8% of the total loan portfolio with land loans, most of which are secured by income producing properties, accounting for an additional $20.8 million or 13.0% of the total loan portfolio.

Minden Bancorp as a registered bank holding company is subject to supervision and regulation by the Federal Reserve Board. MBL Bank is subject to regulation by the Louisiana Office of Financial Institutions, as its chartering authority, and by the Federal Deposit Insurance Corporation, which insures MBL Bank’s deposits up to applicable legal limits.

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

Market Area and Competition

Minden Bancorp is headquartered in Minden, Louisiana and conducts its business through its main office and an additional branch office both of which are located in Webster Parish, Louisiana. The primary market areas we serve are Webster Parish and the contiguous parishes of Claiborne and Bienville as well as the Shreveport-Bossier City-Minden Combined Statistical Area which consists of Webster, Caddo, DeSoto and Bossier Parishes. At June 30, 2013, the most recent date for which data is available, MBL Bank had a deposit market share of 36.9% for Webster Parish as a whole and 47.9% for Minden only, resulting in it having the largest deposit market share both in the parish and in Minden. The economy in our primary market area is fairly diversified with healthcare, retail trade, manufacturing, construction and government constituting the primary basis of the economy. The largest employer in Webster Parish is the Webster Parish School Board.

The population of Webster Parish was estimated at 41,000 in 2012. The population growth rate for Webster Parish has decreased slightly since 1990. The population is projected to decline an additional 1.1% for the period of 2010 through 2015 as compared to an estimated growth rate of 3.7% and 3.9% for Louisiana and the United States. The median household income for Webster Parish at $36,000 in 2010 is below Louisiana and national averages and is projected to lag behind both Louisiana as a whole and the United States. In December 2013, the unemployment rate for Webster Parish was approximately 5.3% as compared to 4.7% for Louisiana and 6.5% for the United States.

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

Lending Activities

General. At December 31, 2013, Minden Bancorp’s net portfolio of loans receivable amounted to $156.2 million, or 54.1%, of the $288.9 million of total assets at such time. Minden Bancorp traditionally concentrated its lending activities on first mortgage loans secured by residential property. Such loans amounted to $57.2 million or 35.7% of the total loan portfolio at December 31, 2013. We do not originate and have not originated single-family residential loans that are considered “sub prime,” “Alt-A”, “no-doc” or “low doc” loans due to credit scores of borrowers being lower than specified thresholds or due to reduced loan document requirements. For the past several years, Minden Bancorp has emphasized the origination of commercial real estate and commercial business loans as well as land loans. Consistent with such approach, commercial real estate, commercial business and land loans amounted to $44.8 million or 28.0%, $17.2 million or 10.8% and $20.8 million or 13.0%, respectively, of the total loan portfolio at December 31, 2013. As a consequence, such loans accounted for $82.8 million in the aggregate or 51.8% of the total loan portfolio as compared to $72.5 million or 48.2% at December 31, 2012. While Minden Bancorp intends to continue to originate single-family residential loans, it will continue its emphasis on the origination of commercial real estate, commercial business and land loans as part of its systematic and orderly transformation to a community bank. In addition, as part of its intent to be a full-service community bank, it will continue to offer a variety of other loan products including construction and consumer loans.

The types of loans that we may originate are subject to state and federal laws and regulations. Interest rates charged on loans are affected principally by the demand for such loans and the supply of money available for lending purposes and the rates offered by our competitors. These factors are, in turn, affected by general and economic conditions, the monetary policy of the federal government, including the Federal Reserve Board, legislative and tax policies, and governmental budgetary matters.

As of December 31, 2013, MBL Bank generally may not make loans to one borrower and related entities in an amount which exceeds 15% of MBL Bank’s unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At December 31, 2013, our regulatory limit on loans-to-one borrower was approximately $6.2 million, and at such date our five largest loans or groups of loans-to-one borrower, including related entities, aggregated $6.1 million, $5.3 million, $5.0 million, $4.5 million and $2.6 million. Each of our five largest loans or groups of loans was performing in accordance with its terms at December 31, 2013. The largest loan relationship consisted of twelve loans that are secured by deposit accounts and single-family owner and non-owner occupied real estate. The second largest relationship consisted of 46 loans totaling $5.3 million that are primarily commercial real estate and single-family non-owner occupied real estate. The third largest loan relationship consisted of one loan totaling $5.0 million that was secured by commercial real estate. The fourth largest loan relationship consisted of 6 loans with an aggregate principal balance of $4.5 million secured by commercial real estate and commercial business loans. The fifth relationship, aggregating $2.6 million, was secured by farm land and single-family owner occupied real estate.

Loan Portfolio Composition. The following table sets forth the composition of MBL Bank’s loan portfolio by type of loan at the dates indicated.

3

	2013		2012		2011		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Real estate loans:
One- to four-family residential(1)	$57,186	35.74%	$55,427	36.84%	$54,923	40.81%	$56,281	43.30%	$54,364	45.70%
Commercial real estate	44,784	28.00	36,401	24.20	34,162	25.38	27,131	20.87	17,946	15.09
Land	20,807	13.01	20,176	13.41	13,750	10.22	11,473	8.83	10,929	9.19
Construction	4,908	3.07	9,049	6.01	4,110	3.05	4,464	3.43	4,129	3.47
Total real estate loans	127,685	79.82	121,053	80.46	106,945	79.46	99,349	76.43	87,368	73.45
Consumer loans:
Consumer loans(2)	7,606	4.75	8,845	5.88	10,427	7.75	12,156	9.35	12,688	10.67
Loans secured by deposits	7,470	4.67	4,592	3.05	4,162	3.09	6,300	4.85	8,706	7.32
Commercial business	17,207	10.76	15,960	10.61	13,063	9.70	12,177	9.37	10,190	8.56
Total loans	159,968	100.00%	150,450	100.00%	134,597	100.00%	129,982	100.00%	118,952	100.00%
Less:
Allowance for loan losses	1,645		1,605		1,625		1,286		1,001
Loans in process	2,119		2,364		1,518		1,506		887
Net loans	$156,204		$146,481		$131,454		$127,190		$117,064

______________________________

(1)	At December 31, 2013, MBL Bank did not have any loans held for sale. The total includes a small amount of lines of credit for business purposes secured by residential properties. Such loans aggregated $2.1 million.
(2)	Consumer loans include automobile, boat, recreational vehicle, equipment and lease loans. At December 31, 2013, the primary components were $6.2 million of automobile, boat and recreational vehicle loans and $68,000 of equipment loans.

Contractual Terms to Final Maturities. The following table shows the scheduled contractual maturities of our loans as of December 31, 2013, before giving effect to the allowance for loan losses. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

	At December 31, 2013
	One- to Four-Family Residential	Commercial Real Estate	Land	Construction(1)	Consumer	Deposit	Commercial Business	Total
	(In thousands)
Amounts due after December 31, 2013 in:
One year or less	$9,301	$8,031	$2,570	$2,789	$1,155	$6,569	$6,019	$36,434
After one year through two years	6,050	4,169	9,863	—	1,592	376	2,640	24,690
After two years through three years	4,964	14,685	2,562	—	1,958	506	4,047	28,722
After three years through five years	13,610	17,439	5,738	—	2,539	19	3,712	43,057
After five years through ten years	8,567	460	59	—	362	—	789	10,237
After ten years through 15 years	9,684	—	15	—	—	—	—	9,699
After 15 years	5,010	—	—	—	—	—	—	5,010
Total	$57,186	$44,784	$20,807	$2,789	$7,606	$7,470	$17,207	$157,849

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

The following table shows the dollar amount of our loans at December 31, 2013, due after December 31, 2014 as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed-Rate	Floating or Adjustable-Rate	Total at December 31, 2013
	(In thousands)
One- to four-family residential	$35,748	$12,137	$47,885
Commercial real estate	10,984	25,769	36,753
Land	4,740	13,497	18,237
Construction	—	—	—
Consumer	5,774	677	6,451
Consumer secured by deposits	901	—	901
Commercial business	552	10,636	11,188
Total	$58,699	$62,716	$121,415

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

We have originated and sold substantially all of our longer term (15 years or longer) fixed-rate conforming mortgages to a mortgage-banking company. For the year ended December 31, 2013, we originated and sold $6.6 million of one- to four-family residential loans. Loans are sold with servicing released and with limited recourse in the event that fraud in the sale exists. Such sales are affected in order to reduce the proportion of the loan portfolio comprised of longer term fixed-rate residential mortgages so as to reduce our interest rate risk. We will continue to sell loans in the future to the extent we believe the interest rate environment is unfavorable and the interest rate risk posed by retention of such loans is unacceptable.

Although we have rarely purchased loans or loan participations in the past, we will continue to evaluate the opportunity to purchase loans or loan participations in the future. However, consistent with our past practice, we would expect such loans to be secured by property located in our market area.

The following table shows our total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Loan originations:
One- to four-family residential	$24,041	$20,109	$16,597
Commercial real estate	28,292	24,660	29,733
Land	17,787	19,986	14,285
Construction	5,814	7,573	7,690
Consumer	9,298	17,768	11,421
Commercial business	20,424	18,261	16,002
Total loan originations	105,656	108,357	95,728
Loans purchased	—	—	—
Loans sold	6,636	6,657	4,783
Loan principal repayments	89,092	85,847	86,309
Total loans sold and principal repayments	95,728	92,504	91,092
Decrease due to other items, net(1)	(205)	(826)	(372)
Net increase in total loans	$9,723	$15,027	$4,264

(1)	Other items consist of loans in process, deferred fees and the allowance for loan losses.

Although federal laws and regulations permit insured depository institutions to originate and purchase loans secured by real estate located throughout the United States, we concentrate our lending activity in our primary market area in Webster Parish, Louisiana and the surrounding area. Subject to our loans-to-one borrower limitation as of December 31, 2013, as a savings association we were permitted to invest without limitation in residential mortgage loans and up to 400% of our capital in loans secured by non-residential or commercial real estate. We were also allowed to invest in secured and unsecured consumer loans in an amount not exceeding 35% of total assets. This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property. In addition, we were also allowed to invest up to 10% of our total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes. At December 31, 2013, we were within each of the above lending limits.

The board of directors has granted certain loan approval authority to individual officers and to an officer loan committee as well as to the loan committee of the board. Our three loan officers have individual loan authority to approve secured loans of any type in amounts up to $175,000 and unsecured up to $25,000. Our Senior Vice President in charge of lending has authority to approve secured and unsecured loans in amounts up to $275,000 and $100,000 respectively, while the President and Chief Executive Officer can individually approve secured and unsecured loans up to $2.0 million and $500,000, respectively. The officers’ loan committee comprised of the President and Chief Executive Officer and the Senior Vice President in charge of lending can approve secured loans up to $2.0 million while the loan committee of the board can approve loans up to the regulatory limit. In some cases, depending on the size and complexity of the proposed extension of credit, loans may be presented to the full board for its review and approval.

Single-Family Residential Real Estate Loans. Historically we concentrated our lending activities on the origination of loans secured primarily by first mortgage liens on existing single-family residences and we intend to continue to originate permanent loans secured by first mortgage liens on single-family residential properties in the future. At December 31, 2013, $57.2 million or 35.7% of our total loan portfolio consisted of single-family residential real estate loans. At December 31, 2013, $35.8 million or 62.5% of our single-family residential real estate loans had fixed rates of interest. However, of such amount, $32.8 million consisted of loans structured to provide for a balloon payment after three or five years at which time the principal balance outstanding was due and payable or had terms of 15 years or less at the date of origination.

We have continued to originate fixed-rate mortgage loans with terms up to 30 years. The majority of our fixed-rate loans with terms of over 15 years are originated pursuant to a commitment to sell such loans to a correspondent mortgage banking institution. Fixed-rate loans with terms of 15 years or less are generally originated for our portfolio. Our loans for portfolio are typically structured to provide for balloon payment with payments due at three or five years with a 15 to 30 year amortization schedule. We will also originate fixed-rate loans with terms of 15 years or less. At December 31, 2013, 29.2% of our single-family loans were structured as balloon loans.

We are permitted to lend up to 100% of the appraised value of the real property securing a residential loan; however, if the amount of a residential loan originated or refinanced exceeds 90% of the appraised value, we are required by federal regulations to obtain private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the security property. Pursuant to underwriting guidelines adopted by our board of directors, we may lend up to an 90% loan-to-value ratio without private mortgage insurance unless it is determined that additional collateral in the form of private mortgage insurance or other acceptable collateral is needed. We may lend up to a 100% loan-to-value ratio on owner-occupied residential property as long as additional collateral in the form of private mortgage insurance is obtained. These loans are amortized on a monthly basis with principal interest due each month.

We also offer home equity loans. We do not require that we hold the first mortgage on the secured property; however, the principal balance on all mortgages on the secured property cannot exceed 80% of the value of the secured property. At December 31, 2013, home equity loans amounted to approximately $547,000 and are included in single-family loans. We also have a small amount of revolving lines of credit secured by either first or second mortgages on residential properties. At December 31, 2013, such loans totaled approximately $2.9 million.

Commercial Real Estate Loans. We originate loans for the acquisition and refinancing of existing commercial real estate properties. At December 31, 2013, $44.8 million or 28.0% of the loan portfolio consisted of loans secured by existing commercial real estate properties. Our holdings of commercial real estate loans have increased steadily over the past five years. Such increase was due to our strategy to increase such lending due to the higher average yields and generally shorter terms to maturity provided by commercial real estate loans compared to single-family residential mortgage loans. We intend to continue to emphasize commercial real estate lending.

The majority of commercial real estate loans are primarily secured by owner-occupied small office buildings, small retail establishments, restaurants, hotels, churches and other facilities. These types of properties constitute the majority of our commercial real estate loan portfolio. The substantial majority of the commercial real estate loan portfolio at December 31, 2013 was secured by properties located in our primary market area. The five largest commercial real estate loan relationships or loan balances outstanding to one borrower at December 31, 2013 amounted to $5.9 million, $5.0 million, $4.2 million, $4.1 million and $3.8 million, respectively, all of which were performing in accordance with their terms and were current at such date.

Commercial real estate mortgage loans are typically made with 15 to 20 years amortization schedules and balloon payment provisions ranging from three to five years. We will originate these loans either with fixed interest rates or with interest rates which adjust in accordance with a designated index, generally either the Wall Street Journal prime rate or the MBL Bank prime rate plus a margin. Loan to value ratios on commercial real estate loans are typically limited to 80% of appraised value at the time the loan is granted. As part of the criteria for underwriting commercial real estate we generally impose a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of not less than 1.2. It is also our general policy to obtain in substantially all cases corporate or personal guarantees, as applicable, on our commercial real estate loans from the principals of the borrower. The average individual loan balance of our commercial real estate loans was approximately $263,000 at December 31, 2013.

Commercial real estate lending entails significant additional risks as compared with single-family residential property lending. Such loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for commercial real estate as well as economic conditions generally. At December 31, 2013, we had one non-performing commercial real estate loan with an aggregate balance of $33,000 at such date.

Commercial Business Loans. We offer a full range of commercial loan products to small business customers in our primary marketing area. These loans generally have shorter terms and higher interest rates as compared to mortgage loans. Such loans amounted to $17.2 million or 10.8% of our total loan portfolio at December 31, 2013 and were primarily secured by inventories, accounts receivable and other business assets. If the loans are secured by deposits, they are classified as consumer loans. Our commercial business loans generally have terms of two years or less and bear adjustable rates tied to the Wall Street Journal or MBL Bank prime rate plus a margin. In addition, we generally require personal guarantees from the principals involved.

Unlike one-to-four-family mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property the value of which tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. Although commercial business loans generally are considered to involve greater credit risk than other certain types of loans, management intends to continue to emphasize the origination of commercial business loans to small and medium-sized businesses located in MBL Bank’s primary market area. At December 31, 2013, we had one non-performing commercial business loan with an aggregate balance of $12,000 at such date.

Land Loans. We also originate land loans which are secured primarily by income producing properties, such as land utilized for growing timber or agricultural properties. Such loans are often used to finance the day-to-day operations of agricultural production or timber operations and substantially lower risks are involved in these loans than the typical land loan which often consists of a loan to acquire land for development. Only a small percentage of the land loans are for acquisition of residential property and none for commercial properties. Our land loans typically are three-to-five year balloon loans with 10 year amortization schedules. At December 31, 2013, we had $20.8 million or 13.0% of the total loan portfolio invested in land loans with the average balance of individual land loans amounting to approximately $105,000 at such date.

Consumer Loans. We offer consumer loans, consisting primarily of loans secured by automobile loans, boat loans, recreation vehicle loans and equipment loans, in order to provide a full range of financial services to our customers and because such loans generally have shorter terms and higher interest rates than mortgage loans. In addition, a substantial portion of our consumer loans consist of loans secured by deposits. Consumer loans, excluding loans secured by deposits, amounted to $7.6 million or 4.8% of the total loan portfolio at December 31, 2013. Loans secured by deposit accounts amounted to $7.5 million or 4.7% of the total loan portfolio at December 31, 2013.

We also offer loans for automobiles, primarily used, boats and recreational vehicles, unsecured and other. Such loans typically have terms of no more than 60 months, bear fixed rates and a maximum loan-to-value ratio of 80%. At December 31, 2013, automobile, boat and recreational vehicle loans amounted to $6.2 million, or 3.9% of our total loan portfolio.

Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely effected by job loss, divorce, illness and personal bankruptcy. In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying collateral. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. We believe that the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans and that consumer loans are an important part of our effort to provide a full range of services to our customers. At December 31, 2013, there were fifteen non-performing consumer loans totaling $116,000.

Construction Loans. We also originate residential construction loans, and to a limited degree, commercial construction as well as land acquisition and development loans. Our construction lending activities generally are limited to our primary market area. At December 31, 2013, construction loans amounted to $4.9 million or 3.1% of the total loan portfolio. Of this amount, approximately $536,000 or 10.9% of the construction loans consisted of speculative construction loans.

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

Our construction loans generally have maturities of 6 to 12 months, with payments being made monthly on an interest-only basis. These interest payments are generally paid monthly out of an interest reserve, which is established in connection with the origination of the loan. Generally, such loans adjust monthly based on the Wall Street Journal or MBL Bank prime rate plus a margin. Residential real estate construction loans are generally made with maximum loan to value ratios of 80% on an as completed basis. Our largest construction loan is a $415,000 loan to construct an owner-occupied home . We have committed to extend the permanent financing upon completion of construction. At December 31, 2013, the average individual construction loan balance was approximately $140,000.

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

We have attempted to minimize the foregoing risks by, among other things, limiting most of our construction loans to loans for pre-sold residences and adopting underwriting guidelines which impose stringent loan-to-value, debt service and other requirements for loans which are believed to involve higher elements of credit risk, by generally limiting the geographic area in which we will do business and by working with builders with which we have established relationships. At December 31, 2013, we had no non-performing construction loans.

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

Under accounting principles generally accepted in the United States of America, we are required to account for certain loan modifications or restructurings as “troubled debt restructurings.” In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if we, for economic or legal reasons related to the borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in non-accrual loans. We had 25 loans classified as troubled debt restructurings which had an outstanding aggregate balance of approximately $357,000 at December 31, 2013. All such loans were on non-accrual status at such date. At December 31, 2012, we had 26 loans with an aggregate balance outstanding of $1.1 million classified as trouble debt restructurings. Management will continue to maintain the troubled debt restructurings that are on non-accrual in such status until the borrowers demonstrate the ability to pay in accordance with the restructured terms for a sufficient period of time, usually six months.

Delinquent Loans. The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	December 31, 2013				December 31, 2012
	30-89 Days Overdue		90 or More Days Overdue		30-89 Days Overdue		90 or More Days Overdue
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
One- to four-family residential	32	$1,121	7	$184	68	$3,535	10	$285
Commercial real estate and land	1	5	2	53	11	1,162	3	96
Construction	—	—	—	—	—	—	—	—
Consumer	20	107	10	90	36	232	14	130
Loans secured by deposits	2	65	—	—	5	187
Commercial business	5	165	—	—	4	1,188	2	39
Total delinquent loans	60	$1,463	19	$327	124	$6,304	29	$550
Delinquent loans to total net loans		.94%		.21%		4.30%		.38%
Delinquent loans to total loans		.91%		.20%		4.19%		.37%
11

Non-performing Assets. The following table shows the amounts of our non-performing assets, which include non-accruing loans, accruing loans delinquent 90 days or more as to principal or interest, real estate owned and troubled debt restructured at the dates indicated.

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Non-accruing loans:
One- to four-family residential	$192	$237	$227	$363	$581
Commercial real estate and land	45	74	4	4	—
Construction	—	—	—	—	—
Consumer	108	81	88	100	21
Commercial business loans	12	15	19	—	—
Total non-accruing loans	357	407	338	467	602
Accruing loans 90 days or more past due	116	311	88	37	222
Total non-performing loans (1)	473	718	426	504	824
Real estate/other assets owned	—	—	10	10	130
Total non-performing assets	$473	$718	$436	$514	$954
Troubled debt restructured	—	706	703	22	67
Total non-performing assets and troubled debt restructured	$473	$1,424	$1,139	$536	$1,021
Total non-performing loans as a percentage of loans, net	0.30%	0.49%	0.32%	0.40%	0.70%
Total non-performing loans as a percentage of total assets	0.16%	0.26%	0.16%	0.20%	0.39%
Total non-performing assets as a percentage of total assets	0.16%	0.26%	0.17%	0.21%	0.45%
Total non-performing assets and troubled debt restructured as a percentage of total assets	0.16%	0.52%	0.43%	0.22%	0.48%

(1)	Includes at December 31, 2013 twenty-five troubled debt restructurings which were on non-accrual. Thirteen of the loans are consumer loans secured by automobiles, boats or equipment with an aggregate principal balance of approximately $108,000 at December 31, 2013. Eight loans were single-family residential mortgage loans with an aggregate principal balance of approximately $192,000 at December 31, 2013. There were three land loans with an aggregate balance of approximately $45,000 and one commercial business loan with an approximate balance of $12,000.

If the $357,000 of non-accruing loans at December 31, 2013 had been current in accordance with their terms during 2013, the gross income on such loans would have been approximately $34,000 for 2013.

Non-performing assets, which consist of non-accruing loans, accruing loans 90 days or more delinquent and other assets owned (which includes real estate acquired through, or in lieu of, foreclosure) decreased to $474,000 or 0.16% of total assets at December 31, 2013 from $718,000 or 0.26% of total assets at December 31, 2012. This decrease was due to a $50,000 decrease in non-accruing loans and a decrease of $194,000 in accruing loans 90 or more days past due.

At December 31, 2013, we had $357,000 of non-accruing loans consisting of eight single-family real estate loans aggregating $192,000, 13 consumer loans totaling $108,000, three land loans totaling $45,000 and one commercial business loan in the amount of $12,000. Management continues to aggressively pursue the collection and resolution of all delinquent loans. There was one performing commercial real estate property in the amount of $706,000 classified as troubled debt restructured as of December 31, 2012. Such loan was subsequently paid in full in January 2013 with no loss recognized.

Classified Assets. Federal regulations require that each insured commercial bank classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three regulatory classifications for problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated “special mention” also must be established and maintained for assets which have a weakness but do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss.

At December 31, 2013 and 2012, we had $599,000 and $640,000, respectively, of assets classified as substandard and no assets classified as doubtful or loss. In addition, at December 31, 2013, we had $1.2 million of assets designated special mention, which consisted primarily of $540,000 of single-family real estate loans and $584,000 of commercial real estate loans. All substandard and special mention assets were loans that are secured by property located in our primary market area.

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

The following table shows changes in our allowance for loan losses during the periods presented.

	At or for the Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Total loans outstanding at end of period	$159,968	$150,450	$134,597	$129,982	$118,952
Average loans outstanding	153,805	139,157	129,235	123,993	116,691
Allowance for loan losses, beginning of period	1,605	1,625	1,286	1,001	1,000
Provision for loan losses	92	120	370	370	60
Charge-offs:
One- to four-family residential	—	142	2	54	—
Commercial real estate	—	—	—	—	—
Land	—	—	—	—	—
Construction	—	—	—	—	—
Consumer non-real estate	42	45	36	68	64
Commercial business	22	—	—	—	—
Total charge-offs	64	187	38	122	64
Recoveries on loans previously charged off	12	47	7	37	5
Allowance for loan losses, end of period	$1,645	$1,605	$1,625	$1,286	$1,001
Allowance for loan losses as a percent of non-performing loans	347.05%	223.54%	381.46%	255.16%	121.48%
Ratio of net charge-offs during the period to average loans outstanding during the period	0.03%	0.10%	0.02%	0.07%	0.05%

The following table shows how our allowance for loan losses was allocated by type of loan at each of the dates indicated.

	2013		2012		2011		2010		2009
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
	(Dollars in thousands)
One-to four-family residential	$640	35.74%	$638	36.84%	$322	40.81%	$188	43.30%	$246	45.70%
Commercial real estate and land	694	41.01	620	37.61	692	35.60	506	29.70	271	24.28
Construction	—	3.07	—	6.01	—	3.05	—	3.43	—	3.47
Consumer-other	129	4.75	179	5.88	378	7.75	369	9.35	316	10.67
Consumer-deposit	2	4.67	—	3.05	—	3.09	—	4.85	—	7.32
Commercial business	180	10.76	168	10.61	233	9.70	223	9.37	168	8.56
Total	$1,645	100.00%	$1,605	100.00%	$1,625	100.00%	$1,286	100.00%	$1,001	100.00%

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

	2013		2012		2011
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)
Securities available-for-sale:
Mortgage-backed securities	$69,849	$69,489	$62,249	$63,255	$46,603	$46,930
U.S. Government and agency obligations	10,039	10,104	18,694	18,897	24,887	25,139
Municipal obligations	10,303	9,683	6,029	6,036	868	886
Equity securities	—	—	—	—	—	—
Mutual funds	—	—	—	—	—	—
Total securities available-for-sale	90,191	89,276	86,972	88,188	72,358	72,955
Securities held to maturity:
Mortgage-backed securities	—	—	—	—	—	—
Total securities held to maturity	—	—	—	—	—	—
FHLB stock	111	111	109	109	240	240
FNBB stock	210	210	210	210	210	210
Total investment securities, FHLB and FNBB stock	$90,512	$89,597	$87,291	$88,507	$72,808	$73,405

The following table sets forth the amount of investment securities (at amortized cost) which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2013. The Bank did not have any securities held to maturity as of such date.

	Amounts at December 31, 2013, Which Mature In
	One Year or Less	After One to Five Years	After Five to 10 Years	Over 10 Years	Total
	(Dollars in thousands)
Available-for-sale:
Mortgage-backed securities	$—	$60,385	$9,464	$—	$69,849
U.S. Government & agency obligations	8,039	2,000	—	—	10,039
Municipal obligations	—	301	2,793	7,209	10,303
Total	$8,039	$62,686	$12,257	$7,209	$90,191
Weighted average yield	1.39%	1.77%	1.87%	3.11%	1.85%

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

The following table sets forth the composition of our mortgage-backed securities at each of the dates indicated.

	December 31,
	2013	2012	2011
	(In thousands)
Fixed-rate:
Available-for-sale	$69,849	$62,249	$46,603
Held to maturity	—	—	—
Total fixed-rate	69,849	62,249	46,603
Adjustable-rate:
Available-for-sale	—	—	—
Held to maturity	—	—	—
Total adjustable-rate	—	—	—
Total mortgage-backed securities	$69,849	$62,249	$46,603

Mortgage-backed securities generally increase the quality of Minden Bancorp’s assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of Minden Bancorp. At December 31, 2013, approximately $76.5 million of our mortgage-backed and investment securities were pledged to secure various obligations of Minden Bancorp. See Note 2 to the consolidated financial statements contained in Exhibit 8 to this Annual Report on Form 10-K.

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

We consider our primary market area to be Webster Parish, Louisiana. We attract deposit accounts by offering a wide variety of accounts, competitive interest rates, and convenient office locations and service hours. We utilize traditional marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings. We do not advertise for deposits outside of our primary market area or utilize the services of deposit brokers, and management believes that an insignificant number of deposit accounts were held by non-residents of Louisiana at December 31, 2013.

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

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit as of the dates indicated.

	December 31,
	2013		2012		2011
	Amount	% of Deposits	Amount	% of Deposits	Amount	% of Deposits
	(Dollars in thousands)
Certificate accounts:
0.01% - 0.99%	$55,763	22.72%	$38,266	16.36%	$13,089	5.85%
1.00% - 1.99%	37,097	15.11	51,015	21.80	70,712	31.61
2.00% - 2.99%	—	—	906	0.39	1,060	0.47
3.00% - 3.99%	—	—	—	—	—	—
4.00% - 4.99%	—	—	—	—	—	—
Total certificate accounts	$92,860	37.83%	$90,187	38.55%	$84,861	37.93%

Transaction accounts:
Savings	15,789	6.43	15,446	6.60	14,415	6.45
Checking:
Interest-bearing	33,753	13.75	31,899	13.63	30,293	13.54
Non-interest-bearing	38,437	15.66	41,461	17.72	37,850	16.92
Money market	64,635	26.33	54,970	23.50	56,294	25.16
Total transaction accounts	152,614	62.17	143,776	61.45	138,852	62.07
Total deposits	$245,474	100.00%	$233,963	100.00%	$223,713	100.00%

The following table shows our deposit flows during the periods indicated.

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Total deposits	$1,222,419	$1,195,371	$1,083,313
Total withdrawals	1,212,194	1,186,414	1,073,256
Interest credited	1,286	1,293	1,571
Total increase in deposits	$11,511	$10,250	$11,628

The following table shows the maturities of our certificates of deposit of $100,000 or more at December 31, 2013 by time remaining to maturity.

	At December 31, 2013
Quarter Ending:	Amount	Weighted Average Rate
	(Dollars in thousands)
March 31, 2014	$7,249	.83%
June 30, 2014	10,905	.90
September 30, 2014	10,528	1.24
December 31, 2014	9,715	.96
After December 31, 2014	13,197	1.43
Total certificates of deposit with balances of $100,000 or more	$51,594	1.11%
19

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	2013			2012			2011
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in thousands)
Savings accounts	$15,808	$32	0.20%	$15,262	$31	0.20%	$13,613	$27	0.20%
Checking – interest bearing	33,594	54	0.16	31,864	50	0.16	24,456	43	0.18
Money market	59,228	218	0.37	55,243	172	0.31	55,606	217	0.40
Certificates of deposit	93,714	977	1.04	88,458	1,029	1.16	82,740	1,222	1.48
Total interest-bearing deposits	202,344	1,281	0.63	190,827	1,282	0.67	176,415	1,509	0.86
Non-interest-bearing deposits	31,628	—	—	32,277	—	—	24,809	—	—
Total deposits	$233,972	$1,281	0.55%	$223,104	$1,282	0.58%	$201,224	$1,509	0.75%

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit, excluding time deposits in individual retirement accounts, at December 31, 2013.

	Balance at December 31, 2013 Maturing in the 12 Months Ending December 31,
Certificates of Deposit	2014	2015	2016	Thereafter	Total
	(In thousands)
0.01% -0.99%	$51,240	$306	$—	$—	$51,546
1.00% - 1.99%	15,129	10,496	8,309	—	33,934
Total certificate accounts	$66,369	$10,802	$8,309	$—	$85,480

Borrowings. We may obtain advances from the Federal Home Loan Bank of Dallas upon the security of the common stock we own in that bank and certain of our loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. We have used advances only to a limited extent in recent periods and at December 31, 2013 and 2012, we did not have any advances outstanding from the Federal Home Loan Bank of Dallas. While we will consider using advances, it is our intent generally to fund our operations with deposits. At December 31, 2013, we had $111,000 of Federal Home Loan Bank of Dallas stock. At such date, we were permitted to borrow up to an aggregate total of $68.6 million.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended December 31,
	2013	2012	2011
	(in thousands)
FHLB advances and other borrowings:
Average balance outstanding	$—	$—	$—
Maximum amount outstanding at any month-end during the period	—	—	10
Balance outstanding at end of period	—	—	—
Average interest rate during the period	—%	—%	0.7%
Weighted average interest rate at end of period	—%	—%	—%

Employees

We had 30 full-time employees at December 31, 2013. None of these employees are represented by a collective bargaining agent, and we believe that we enjoy good relations with our personnel.

Subsidiaries

Minden Bancorp has no indirect subsidiaries and only one direct subsidiary, MBL Bank.

Regulation

Set forth below is a brief description of certain laws relating to the regulation of Minden Bancorp and MBL Bank. This description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

General. Effective February 5, 2014, MBL Bank, as a Louisiana-chartered commercial bank, is subject to regulation and oversight by both the Louisiana Office of Financial Institutions and the Federal Deposit Insurance Corporation extending to all aspects of its operations. MBL Bank also is subject to certain requirements established by the Federal Reserve Board. Louisiana-chartered financial institutions are required to file periodic reports with the Louisiana Office of Financial Institutions and the Federal Deposit Insurance Corporation and are subject to periodic examinations by the Louisiana Office of Financial Institutions and the Federal Deposit Insurance Corporation. The investment and lending authority of commercial banks are prescribed by state and federal laws and regulations, and such banks are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting shareholders.

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

Regulation of Minden Bancorp

General. Prior to February 5, 2014, Minden Bancorp was a registered savings and loan holding company within the meaning of Section 10 of the Home Owners’ Loan Act and was subject to examination and supervision by the Federal Reserve Board as well as certain reporting requirements. The rules and regulations that it is subject to effective February 5, 2014 following its becoming a bank holding company are substantially similar and are also under the jurisdiction of the Federal Reserve Board.

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

Federal Securities Laws. Minden Bancorp’s common stock is registered with the Securities and Exchange Commission under Section 12(g) of the Securities Exchange Act of 1934. We are subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Securities Exchange Act of 1934. Pursuant to regulations governing mutual holding company conversions and our plan of conversion and reorganization, we agreed to register new Minden Bancorp common stock for a minimum of three years following the conversion and offering. Effective, February 7, 2014, Minden Bancorp filed to de-register as a reporting company under the Securities Exchange Act of 1924. As a result, upon the expiration of 90 days thereafter, Minden Bancorp will no longer be subject to reporting requirement under federal securities laws.

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

Regulation of MBL Bank

General. As the primary federal regulator of MBL Bank, before and after its conversion to a commercial bank, the Federal Deposit Insurance Corporation has extensive authority over its operations. As part of this authority, MBL Bank is required to file periodic reports with the Federal Deposit Insurance Corporation and is subject to periodic examinations by the Federal Deposit Insurance Corporation. The investment and lending authority of savings institutions and commercial banks is prescribed by state and federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. MBL Bank, when it was a Louisiana-chartered savings institution and now as a Louisiana-chartered commercial bank, is also subject to regulation by the Louisiana Office of Financial Institutions, including the requirement to file periodic reports therewith and being subject to examination thereby.

Insurance of Accounts. The deposits of MBL Bank are insured to the maximum extent permitted by the Deposit Insurance Fund and are backed by the full faith and credit of the U.S. Government. Financial institution reform legislation signed into law in 2010 permanently increased deposit insurance on most accounts to $250,000. As insurer, the Federal Deposit Insurance Corporation is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation also has the authority to initiate enforcement actions against depository institutions.

The Federal Deposit Insurance Corporation’s risk-based premium system provides for quarterly assessments. Each insured institution is placed in one of four risk categories depending on supervisory and capital considerations. Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. To implement the 2010 reform legislation, the Federal Deposit Insurance Corporation amended its deposit insurance regulations (1) to change the assessment base from domestic deposits to average assets minus tangible equity and (2) to lower overall assessment rates. The revised rates are between 2.5 to 9 basis points for banks in the lower risk category and between 30 to 45 basis points for banks in the highest risk category.

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

The Federal Deposit Insurance Corporation may terminate the deposit insurance of any insured depository bank, including MBL Bank, if it determines after a hearing that the bank has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the Federal Deposit Insurance Corporation. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the bank has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the Federal Deposit Insurance Corporation. Management is not aware of any existing circumstances which would result in termination of MBL Bank’s deposit insurance.

Regulatory Capital Requirements. As of December 31, 2013, federally insured depository institutions are required to maintain minimum levels of regulatory capital. Current Federal Deposit Insurance Corporation capital standards applicable to state-chartered depository institutions require such institutions to satisfy a tangible capital requirement, a leverage capital requirement and a risk-based capital requirement. The tangible capital must equal at least 1.5% of adjusted total assets. Leverage capital, also known as “core” capital, must equal at least 3.0% of adjusted total assets for the most highly rated depository institutions. An additional cushion of at least 100 basis points is required for all other depository institutions, which effectively increases their minimum Tier 1 leverage ratio to 4.0% or more. Under the Federal Deposit Insurance Corporation’s regulation, the most highly-rated banks are those that the Federal Deposit Insurance Corporation determines are strong institutions that are not anticipating or experiencing significant growth and have well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings. Under the risk-based capital requirement, “total” capital (a combination of core and “supplementary” capital) must equal at least 8.0% of “risk-weighted” assets. The Federal Deposit Insurance Corporation also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

Core capital generally consists of common stockholders’ equity (including retained earnings). Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights. MBL Bank had no intangible assets at December 31, 2013. Both core and tangible capital are further reduced by an amount equal to a depository institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage-banking activities and subsidiary depository institutions or their holding companies). MBL Bank had no subsidiaries as of December 31, 2013.

In determining compliance with the risk-based capital requirement, a depository institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the depository institution’s core capital. Supplementary capital generally consists of general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets, together with certain other items. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights range from 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government to 100% for loans (other than qualifying residential loans weighted at 50%) and repossessed assets.

Depository institutions must value securities available for sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, savings institutions should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on debt securities reported as a separate component of GAAP capital.

At December 31, 2013, MBL Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 13.6%, 13.6% and 27.8%, respectively.

Any state-chartered depository institution that fails any of the capital requirements is subject to possible enforcement actions by the Federal Deposit Insurance Corporation. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution’s operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The Federal Deposit Insurance Corporation’s capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

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

At December 31, 2013, MBL Bank was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

The table below sets forth MBL Bank’s capital position relative to its regulatory capital requirements at December 31, 2013 (dollars in thousands).

	Actual		Required for Capital Adequacy Purpose			To Be Well Capitalized Under Prompt Corrective Action Provision		Excess Over Well-Capitalized Provision
	Amount	Ratio	Amount	Ratio		Amount	Ratio	Amount	Ratio
Tier 1 risk-based capital	$39,407	26.65%	N/A	N/A	%	$8,874	6.0%	$30,533	20.65%
Total risk-based capital	41,052	27.76	11,832	8.0		14,790	10.0	26,262	17.76
Tier 1 leverage capital	39,407	13.64	11,555	4.0		14,444	5.0	24,963	8.64
Tangible capital	39,407	13.64	4,333	1.5		N/A	N/A	N/A	N/A

The Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, adopted Basel III in September 2010, which constitutes a strengthened set of capital requirements for banking organizations in the United States and around the world. In July of 2013 the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully-phased in on a global basis on January 1, 2019. The new regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. The new common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks such as MBL Bank, a common equity Tier 1 capital ratio 4.5% will become effective on January 1, 2015. The new capital rules will also increase the current minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. In addition, institutions that seek the freedom to make capital distributions and pay discretionary bonuses to executive officers without restriction must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer to be phased in from January 1, 2016 until January 1, 2019. The new rules also increase the risk weights for several categories of assets, including an increase from 100% to 150% for certain acquisition, development and construction loans and more than 90-day past due exposures. The new capital rules maintain the general structure of the prompt corrective action rules, but incorporate the new common equity Tier 1 capital requirement and the increased Tier 1 RWA requirement into the prompt corrective action framework.

Capital Distributions. Until MBL Bank’s conversion, it was subject to Federal Deposit Insurance Corporation regulations which govern capital distributions by state-chartered savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for Federal Deposit Insurance Corporation approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or Federal Deposit Insurance Corporation-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, a savings institution which is a subsidiary of a savings and loan holding company (as well as certain other institutions) must still file a notice with the Federal Deposit Insurance Corporation at least 30 days before the board of directors declares a dividend or approves a capital distribution.

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

Qualified Thrift Lender Test. All savings institutions, but not commercial banks, are required to meet a qualified thrift lender, or QTL, test to avoid certain restrictions on their operations. A savings institution can comply with the QTL test by either qualifying as a domestic building and loan association as defined in the Internal Revenue Code or meeting the Federal Deposit Insurance Corporation QTL test. MBL Bank, as a result of its conversion to a commercial bank, is no longer subject to compliance with the QTL test.

Community Reinvestment Act. All federally insured depository associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to comply with the provisions of the Community Reinvestment Act could result in restrictions on its activities. MBL Bank received a “satisfactory” Community Reinvestment Act rating in its most recently completed examination.

Limitations on Transactions with Affiliates. Transactions between an insured depository institution and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of an insured depository institution is any company or entity which controls, is controlled by or is under common control with the insured depository institution. In a holding company context, the holding company of an insured depository institution (such as Minden Bancorp) and any companies which are controlled by such holding company are affiliates of the insured depository institution. Generally, Section 23A limits the extent to which the depository institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such association’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the depository institution as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from and issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a depository institution to an affiliate. In addition to the restrictions imposed by Sections 23A and 23B, a depository institution is prohibited from (i) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies, or (ii) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the depository institution.

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal shareholders of the depository institution and its affiliates. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a depository institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the depository institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the depository institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a depository institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. MBL Bank currently is subject to Section 22(g) and (h) of the Federal Reserve Act and at December 31, 2013, was in compliance with the above restrictions.

Anti-Money Laundering. All financial institutions are subject to federal laws that are designed to prevent the use of the U.S. financial system to fund terrorist activities. Financial institutions operating in the United States must develop anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such compliance programs are intended to supplement compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations. MBL Bank has established policies and procedures to ensure compliance with these provisions.

Federal Home Loan Bank System. MBL Bank is a member of the Federal Home Loan Bank of Dallas, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function primarily for its members. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. The Federal Home Loan Bank of Dallas is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. At December 31, 2013, MBL Bank did not have any Federal Home Loan Bank advances and had $68.6 million available on its credit line with the Federal Home Loan Bank.

As a member, MBL Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Dallas in an amount in accordance with the Federal Home Loan Bank’s capital plan and sufficient to ensure that the Federal Home Loan Bank remains in compliance with its minimum capital requirements. At December 31, 2013, MBL Bank had $111,000 in Federal Home Loan Bank stock, which was in compliance with this requirement.

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution’s earning assets. At December 31, 2013, MBL Bank had met its reserve requirement.

Volcker Rule Regulations. Regulations were recently adopted by the federal banking agencies to implement the provisions of the Dodd Frank Act commonly referred to as the Volcker Rule. The regulations contain prohibitions and restrictions on the ability of financial institutions holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds. The regulations will become effective on April 1, 2014 with full compliance being phased in over a period ending on July 21, 2015. MBL Bank is currently reviewing its investment portfolio to ensure compliance as the various provisions of the Volcker Rule regulations become effective.

Louisiana Regulation. MBL Bank also is subject to regulation and supervision by the Louisiana Office of Financial Institutions. MBL Bank is required to file periodic reports with and is subject to periodic examinations at least once every four years by the Louisiana Office of Financial Institutions. In addition, MBL Bank is required by Louisiana law and regulations to comply with certain reserve and capital requirements. At December 31, 2013, MBL Bank was in compliance with all applicable reserve and capital requirements.

Since MBL was a savings association throughout 2013, it was subject to Louisiana law and regulations which restrict the lending and investment authority of Louisiana-chartered savings institutions. Such laws and regulations restrict the amount a Louisiana-chartered building and loan association can lend to any one borrower to an amount which, in the aggregate, does not exceed the lesser of (i) 10% of the association’s savings deposits or (ii) the sum of the association’s paid-in capital, surplus, allowance for losses, and undivided profits. Federal regulations, however, impose more restrictive limitations on loans to one borrower. See “Business – Lending Activities.” Notwithstanding the foregoing, Louisiana and federal law permits any such association to lend to any one borrower an aggregate amount of at least $500,000.

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

The investment authority of Louisiana-chartered building and loan associations is broader in many respects than that of federally chartered savings associations. However, state-chartered savings associations are generally prohibited from acquiring or retaining any equity investment, other than certain investments in service corporations, of a type or in an amount that is not permitted for a federally chartered savings association. This prohibition applies to equity investments in real estate (except those held through a service corporation or subsidiary of the association), investments in equity securities and any other investment or transaction that is in substance an equity investment, even if the transaction is nominally a loan or other permissible transaction. At December 31, 2013, MBL Bank was in compliance with such provisions.

Furthermore, state-chartered insured depository institutions may not engage as principal in any activity not permitted for a comparable chartered institution unless the Federal Deposit Insurance Corporation has determined that such activity would pose no significant risk to the affected deposit insurance fund and the institution is in compliance with the fully phased-in capital standards prescribed under federal regulations. When certain activities are permissible for a federal institution, the state-chartered depository institution may engage in the activity in a higher amount if the Federal Deposit Insurance Corporation has not determined that such activity would pose a significant risk of loss to the affected deposit insurance fund and the institution meets the fully phased-in capital requirements. This increased investment authority does not apply to investments in nonresidential real estate loans. At December 31, 2013, MBL Bank had no investments which were affected by the foregoing limitations.

Under Louisiana law, a Louisiana-chartered depository institution may establish or maintain a branch office anywhere in Louisiana with prior regulatory approval. In addition, an out-of-state depository institution or holding company may acquire a Louisiana-chartered depository institution or holding company if the Louisiana Office of Financial Institutions determines that the laws of such other state permit a Louisiana-chartered depository institution or holding company to acquire a depository institution or holding company in such other state. Any such acquisition would require the out-of-state entity to apply to the Louisiana Office of Financial Institutions.

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

Bad Debt Reserves. The Small Business Job Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings associations, effective for taxable years beginning after 1995. Prior to that time, MBL Bank was permitted to establish a reserve for bad debts and to make additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at taxable income. As a result of the Small Business Job Protection Act of 1996, depository institutions must use the experience method in computing their bad debt deduction beginning with their 1996 federal tax return. In addition, federal legislation required the recapture over a six year period of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987.

Taxable Distributions and Recapture. Prior to the Small Business Job Protection Act of 1996, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if MBL Bank failed to meet certain thrift asset and definitional tests. New federal legislation eliminated these savings association related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should MBL Bank make certain non-dividend distributions.

At December 31, 2013, the total federal pre-1988 reserve was approximately $1.5 million. The reserve reflects the cumulative effects of federal tax deductions by MBL Bank for which no federal income tax provisions have been made.

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

Net Operating Loss Carryovers. Net operating losses incurred in taxable years beginning before August 6, 1997 may be carried back to the three preceding taxable years and forward to the succeeding 15 taxable years. For net operating losses in years beginning after August 5, 1997, other than 2001 and 2002, such net operating losses can be carried back to the two preceding taxable years and forward to the succeeding 20 taxable years. Net operating losses arising in 2001 or 2002 may be carried back five years and may be carried forward 20 years. Special rules enacted in 2009 permit certain electing small business taxpayers to carryback a 2008 net operating loss for a period of three, four or five years to offset taxable income in those preceding taxable years. At December 31, 2013, Minden Bancorp had no net operating loss carryforwards respectively, for federal income tax purposes.

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

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties

We currently conduct business from our main office and one branch office. The following table sets forth the net book value of the land and buildings and certain other information with respect to our offices at December 31, 2013.

Description/Address	Leased/Owned	Net Book Value of Property	Amount of Deposits
Main Office:		(In thousands)
100 MBL Bank Drive Minden, Louisiana 71055	Owned	$2,951	$244,010

Branch Office:
415 Main Street Minden, Louisiana 71055	Owned	1,522	1,464

Total		$4,473	$245,474

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

	Stock Price Per Share		Cash Dividends
Quarter ended:	High	Low	Per Share
December 31, 2013	$19.25	$16.50	$0.085
September 30, 2013	17.50	16.75	0.085
June 30, 2013	17.25	15.00	0.085
March 31, 2013	16.15	14.91	—

December 31, 2012	16.75	13.90	0.160
September 30, 2012	15.00	14.50	0.075
June 30, 2012	14.50	13.50	0.075
March 31, 2012	14.50	14.00	0.075

At December 31, 2013, Minden Bancorp had approximately 465 shareholders of record, not including those who hold shares in “street” name.

(b)          Not applicable.

(c)           Minden Bancorp’s repurchases of its common stock made during the quarter ended December 31, 2013 are set forth in the table below:

				Maximum
			Total Number of	Number of Shares
		Average	Shares Purchased	That May Yet Be
	Total Number	Price	as Part of Publicity	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or
Period	Purchased	Share	or Programs	Programs (a)
Oct. 1, 2013 – Oct. 31, 2013	—	—	—	150,000
Nov. 1, 2013 – Nov. 30, 2013	22,500	$17.30	22,500	127,500
Dec. 1, 2013 – Dec. 31, 2013	3,000	16.55	3,000	124,500
Total	25,500	$17.21	25,500

____________________________
Notes to this table:

(a)	On May 16, 2012, October 10, 2012 and February 12, 2013 the Board of Directors approved stock repurchase plans which provided for the repurchase of 70,000, 50,000 and 120,000 shares, respectively, of the Company’s issued and outstanding shares of common stock. A total of 93,812 shares had been purchased as of September 30, 2013. The Company terminated all earlier programs as of September 30, 2013 and approved a new stock repurchase plan which provides for the repurchase of up to 150,000 shares. Upon completion of the new repurchase program, the Company will have repurchased approximately 10% of its issued and outstanding shares of common stock.

Item 6. Selected Financial Data.

Set forth below is selected consolidated financial and other data of Minden Bancorp. The information at December 31, 2013 and 2012 and for the years ended December 31, 2013 and 2012 is derived in part from the audited financial statements that appear in this Annual Report on Form 10-K. The information at or for the year ended December 31, 2011 is derived from audited financial statements that do not appear in this Annual Report on Form 10-K.

	At December 31,
	2013	2012	2011
	(In thousands)
Selected Financial Data:
Total assets	$288,880	$276,491	$264,598
Cash and cash equivalents	36,505	34,290	52,407
Investment securities:
Held to maturity	—	—	—
Available for sale	89,276	88,188	72,955
FHLB stock	111	109	240
FNBB stock	210	210	210
Loans receivable, net	156,204	146,481	131,454
Deposits	245,474	233,963	223,713
FHLB advances	—	—	—
Stockholders’ equity	41,646	40,325	39,030

	At or For the Year Ended December 31,
	2013	2012	2011

	(Dollars in thousands)
Selected Operating Data:
Total interest income	$9,951	$9,617	$9,197
Total interest expense	1,281	1,282	1,509
Net interest income	8,670	8,335	7,688
Provision for loan losses	92	120	370
Net interest income after provision for loan losses	8,578	8,215	7,318
Total non-interest income	858	719	1,180
Total non-interest expense	4,402	4,381	4,529
Income before income taxes	5,034	4,553	3,969
Income taxes	1,620	1,518	1,350
Net income	$3,414	$3,035	$2,619

Selected Operating Ratios (1)
Average yield on interest-earning assets	3.77%	3.86%	4.00%
Average rate on interest-bearing liabilities	.63	.67	.86
Average interest rate spread(2)	3.14	3.19	3.14
Net interest margin(2)	3.29	3.35	3.34
Average interest-earning assets to average interest-bearing liabilities	130.31	130.51	130.26
Net interest income after provision for loan losses to non-interest expense	194.87	187.16	161.58
Total non-interest expense to average assets	1.61	1.68	1.88
Efficiency ratio(3)	46.20	48.39	51.07
Return on average assets	1.25	1.17	1.09
Return on average equity	8.39	7.71	7.38
Average equity to average assets	14.88	15.12	14.71

	At or For the Year Ended December 31,
	2013	2012	2011

Asset Quality Ratios:(4)
Non-performing loans as a percent of loans receivable, net(4)	0.30%	0.49%	0.32%
Non-performing assets as a percent of total assets(4)	0.16	0.26	0.17
Non-performing assets and troubled debt restructurings as a percent of total assets(4)	0.16	0.52	0.43
Allowance for loan losses as a percent of non-performing loans	347.05%	223.54	381.46
Net charge-offs to average loans receivable	.03	.10	0.02

Capital Ratios:(5)
Tier 1 capital ratio	13.64%	12.94%	12.31%
Tier 1 risk-based capital ratio	26.65%	25.14%	26.01%
Total risk-based capital ratio	27.76%	26.27%	27.26%

Other Data:
Banking offices	2	2	2

(1)	With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.

(2)	Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities, and net interest margin represents net interest income as a percentage of average interest-earning assets.

(3)	The efficiency ratio represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.

(4)	Non-performing loans consist of all nonaccrual loans as well as loans past due as to principal or interest more than 90 days delinquent but still accruing. Non-performing assets consist of non-performing loans and real estate owned. Real estate owned consists of real estate acquired through foreclosure or real estate acquired by acceptance of a deed-in-lieu of foreclosure.

(5)	Capital ratios are end of period ratios.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Effective February 5, 2014, Minden Bancorp is a Louisiana-chartered holding company which owns 100% of the capital stock of MBL Bank, a community oriented commercial bank headquartered in Minden, Louisiana. Our primary business consists of attracting deposits from the general public and using those funds to originate loans to our customers and invest in securities such as United States (“U.S.”) Government and agency securities, mortgage-backed securities and municipal obligations. At December 31, 2013, Minden Bancorp had total assets of $288.9 million, total deposits of $245.5 million and stockholders’ equity of $41.6 million.

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

Certain highlights of our operating strategy are:

•	Emphasizing Commercial Real Estate, Commercial Business and Land Loans. At December 31, 2013, $62.0 million or 38.8% of our total loan portfolio consisted of commercial real estate and commercial business loans. In addition, at December 31, 2013 we had $20.8 million of land loans, most of which are secured by income producing properties such as timber or agricultural property. Commercial real estate and commercial business loans as well as land loans are attractive because they generally provide us with higher average yields than single-family residential mortgage loans and they typically have adjustable rates of interest and/or shorter terms to maturity than traditional single-family residential mortgage loans. We intend to continue to emphasize growth of our commercial real estate, commercial business and land lending in a manner consistent with our stringent loan underwriting policies and procedures. At December 31, 2013, we had four non-performing land loans, one commercial real estate loan and one non-performing commercial business loan with principal balances at such date of $54,000, $33,000 and $12,000, respectively.

•	Increasing Core Deposits. We will continue our efforts to increase our core deposits in order to help reduce and control our cost of funds. As part of our emphasis on developing commercial banking relationships, we have emphasized the expansion of non-interest checking accounts which comprised $38.4 million or 15.7% of our total deposit portfolio at December 31, 2013. We offer a wide variety of deposits to our customers at competitive rates. We do not necessarily seek to match the highest rates paid by competitors.

•	Expanding our Market Presence. We are taking steps to increase our market penetration in our existing market area by expanding the products and services we offer while continuing to emphasize customer service in an effort to capture more of each customer’s banking relationships. In addition to organic growth, we continue to evaluate market expansion opportunities. We have the ability to consider additional new offices, either on a de novo basis or through acquisitions, although we currently have no plans, agreements or understandings with respect to any acquisitions.

•	Emphasizing Business Banking Operations. We have increased our contacts with local businesses in an effort to increase our business banking relationships and as a continuation of our transformation to a full-service community bank. As a locally based bank, we believe that we offer a high level of customer service and an efficient loan application and approval process which is attractive to many local, small to medium sized businesses.

•	New Product Lines. MBL Bank now offers credit cards (on an agency basis) and ACH originations. We continue to evaluate new product lines and services as a part of our ongoing efforts to offer a broader array of products and services to our customers. In particular, we continue to evaluate financial products which will increase our non-interest income.

•	Continuing Residential Mortgage Lending. Historically, we were a traditional single-family residential mortgage lender, and we will continue to offer traditional single-family residential loan products. For the past several years, we have emphasized originating such loans with balloon payments after three to five years and/or with shorter amortization periods and terms. At December 31, 2013, our loans secured by single-family residential mortgages amounted to $57.2 million, or 35.7% of our total loan portfolio.

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

Our net income amounted to $3.4 million and $3.0 million for the years ended December 31, 2013 and 2012, respectively. Some of the major factors and trends which have impacted our results in these periods include the following:

•	Low Market Rates of Interest. In recent periods, our results have benefitted from the historically low market rates of interest that have prevailed. The federal funds rate has been at a range of 0% to 0.25% from 2009 through 2013. We expect the federal funds rate to remain at the current low level through at least mid-2014. The average rates that we pay on our interest-bearing deposits and other liabilities have continued to decline from 0.67% for the year ended December 31, 2012 to 0.63% during the year ended December 31, 2013. Because the average rates on our deposits and other liabilities tend to adjust to changes in market rates of interest more quickly than the average yields we earn on our loans and other interest-earning assets, our average interest rate spread (the difference between the average yield earned on interest-earning assets and the average cost paid on interest-bearing liabilities) decreased between 2012 and 2013 from 3.19% to 3.14%. We anticipate that the current low rate environment will continue to put downward pressure on short-term interest rates until the economic recovery is sustainable. However, when the interest rate environment begins to increase it will cause pricing pressure on our deposit accounts and may have a negative impact on our net income.

•	Managing Other Expenses. Our other, or non-interest, expenses amounted to $4.4 million for both the years ended December 31, 2013 and 2012, respectively. We have been able to maintain the level of our non-interest expenses through implementation of stringent cost controls resulting in only modest increases in most of our areas of non-interest expense. Salary and employee benefits expense for the year ended December 31, 2013 increased $76,000 over the year ended December 31, 2012. The increase was primarily the result of an increase in the number of employees, salary increases, as well as the new stock benefit plans implemented.

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

Financial Condition

Changes in Financial Condition at December 31, 2013 Compared to December 31, 2012

Total assets increased $12.4 million or 4.5% to $288.9 million at December 31, 2013 compared to $276.5 million at December 31, 2012. This increase primarily reflected a $2.2 million or 6.5% increase in cash and cash equivalents, a $1.1 million or 1.2% increase in investment securities and a $9.7 million or 6.6% increase in net loans. The Company continued its efforts to expand its loan portfolio during 2013. For the year ended December 31, 2013, we originated a total of $105.7 million of loans, including $24.0 million of single-family residential loans, $28.3 million of commercial real estate loans, $20.4 million of commercial business loans and $9.3 million of non-real estate consumer loans, partially offset by $89.3 million of loan repayments. MBL Bank remains committed to continuing its emphasis on developing and growing new and existing loan relationships with both retail and commercial customers within its primary market area.

Total liabilities increased $11.1 million or 4.7% to $247.2 million at December 31, 2013 compared to $236.2 million at December 31, 2012. This increase was primarily due to a $11.5 million or 4.9% increase in deposits offset by a $444,000 decrease in other liabilities.

Stockholders’ equity increased $1.3 million or 3.3% to $41.6 million as of December 31, 2013 as compared to $40.3 million at December 31, 2012. The increase was in part due to net income of $3.4 million and the exercise of stock options of $254,000 for the year ended December 31, 2013. Stockholders’ equity was reduced by other comprehensive loss of $1.4 million, dividends paid of $606,000 and the purchase of treasury stock for $511,000.

Non-performing assets and troubled debt restructurings, which consist of nonaccruing loans, accruing loans 90 days or more delinquent, troubled debt restructurings, and real estate owned (which includes real estate acquired through, or in lieu of, foreclosure), decreased by $951,000 to $473,000 or 0.2% of total assets at December 31, 2013 from $1.4 million or 0.5% of total assets at December 31, 2012. This decrease was due in part to a $50,000 decrease in nonaccrual loans and a decrease of $195,000 in accruing loans 90 days or more past due. In addition, at December 31, 2012 we also had one $706,000 non-residential real estate loan deemed a troubled restructuring. Such loan was paid in full in January 2013 with no loss to the Company. At December 31, 2013, the $473,000 of non-performing assets consisted of $116,000 of accruing loans 90 days or more delinquent and $357,000 of nonaccrual loans. At December 31, 2013, the $357,000 of nonaccrual loans consisted of single-family residential mortgage loans totaling $192,000, commercial real estate and land loans totaling $45,000, commercial business loans of $12,000 and consumer loans totaling $108,000. Management continues to aggressively pursue the collection and resolution of all delinquent loans.

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

At both December 31, 2013 and December 31, 2012, the allowance for loan losses amounted to $1.6 million. At December 31, 2013, the allowance for loan losses amounted to 347.1% of non-performing loans and 1.0% of total loans receivable, as compared to 223.5% and 1.1%, respectively, at December 31, 2012.

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

		2013			2012
	Yield/Rate at December 31, 2013	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	5.49%	$152,177	$8,577	5.64%	$139,157	$8,365	6.01%
Investment securities	1.49	92,477	1,331	1.44	82,769	1,189	1.43
Other interest-earning assets	0.10	19,028	43	0.23	27,123	63	0.24
Total interest-earning assets	3.66%	263,682	9,951	3.77%	249,049	9,617	3.86%
Non-interest-earning assets		10,026			11,348
Total assets		273,708			260,397
Interest-bearing liabilities:
Savings, NOW and money market accounts	0.27%	108,631	303	0.28%	102,369	253	0.25%
Certificates of deposit	1.05	93,714	978	1.04	88,458	1,029	1.16
Total deposits	0.61	202,345	1,281	0.63	190,827	1,282	0.67
FHLB advances and other borrowings	—	—	—	—	—	—	—
Total interest-bearing liabilities	0.61%	202,345	1,281	0.63%	190,827	1,282	0.67%
Non-interest-bearing liabilities		30,657			30,196
Total liabilities		233,002			221,023
Stockholders’ equity(1)		40,706			39,374
Total liabilities and shareholders’ equity(1)		$273,708			$260,397
Net interest-earning assets		$61,337			$58,222
Net interest income; average interest rate spread	3.05%		$8,670	3.14%		$8,335	3.19%
Net interest margin(2)				3.29%			3.35%
Average interest-earning assets to average interest-bearing liabilities				130.31%			130.51%

(1)	Includes retained earnings and other comprehensive income (loss).
(2)	Equals net interest income divided by average interest-earning assets.

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

	Year Ended December 31, 2013 Compared to 2012			Year Ended December 31, 2012 Compared to 2011
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total Increase (Decrease)	Rate	Volume	Total Increase (Decrease)
	(In thousands)
Interest income:
Loans receivable	$(570)	$782	$212	$(229)	$614	$385
Investment securities	8	134	142	(236)	313	77
Other interest-earning assets	(2)	(18)	(20)	(1)	(23)	(24)
Total interest income	(564)	898	334	(466)	904	438
Interest expense:
Savings, NOW and money market accounts	35	15	50	(61)	27	(34)
Certificates of deposit	(112)	61	(51)	(277)	84	(193)
Total deposits	(77)	76	(1)	(338)	111	(227)
FHLB advances and other borrowings	—	—	—	—	—	—
Total interest expense	(77)	76	(1)	(338)	111	(227)
Increase (decrease) in net interest income	$(487)	$822	$335	$(128)	$793	$665

Results of Operations

Comparison of Results of Operations for the Years Ended December 31, 2013 and 2012

General. We recorded net income of $3.4 million for the year ended December 31, 2013 compared to net income of $3.0 million in 2012.

Net interest income increased $335,000 or 4.0% to $8.7 million for the year ended December 31, 2013 compared to 2012, primarily due to a $334,000 increase in interest income combined with a $1,000 decrease in interest expense. The increase in interest income reflected the continued growth of our loan and investment portfolios offset by the re-pricing downward of such portfolios as a result of the decline in interest rates and yields. The decrease in interest expense is a reflection of the continued re-pricing downward of our deposit liabilities resulting from the decline in interest rates. Total non-interest income increased $139,000 or 19.3% for the year ended December 31, 2013, compared to 2012. The increase primarily reflected an increase in customer service fees and other operating income. Non-interest expenses increased by $21,000 or 0.5% for the year ended December 31, 2013. Salaries and benefits and computer department expenses increased by $76,000 and $19,000, respectively, partially offset by decreases in professional fees and supervisory examinations and other general and administrative expenses of $33,000 and $32,000, respectively. The provision for loan losses was $92,000 and $120,000 for the years ended December 31, 2013 and 2012, respectively.

Net Interest Income. Net interest income is determined by our interest rate spread (i.e., the difference between the yields earned on our interest-earning assets and the rates paid on our interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased $335,000 or 4.0% to $8.7 million for the year ended December 31, 2013 compared to 2012. This increase was primarily due to the decrease in the rates paid on interest-bearing deposits combined with a $212,000 increase in interest earned on loans receivable and an increase of $122,000 in interest income on investment securities and other interest-earning assets due to increases in the average balances of loans and investments. The decline in interest expense was primarily the result of the decline in the average cost of interest-bearing liabilities which more than offset the $11.5 million increase in the average balance of interest-bearing deposits as we funded our asset growth through deposits rather than borrowings.

Interest Income. Interest income increased $334,000 or 3.5% to $10.0 million for the year ended December 31, 2013 compared to 2012. The increase was primarily due to a $212,000 or 2.5% increase in interest earned on loans and a $122,000 increase in interest earned on investment securities and other interest-earning assets. The increase in interest income on loans was primarily due to a $13.0 million or 9.4% increase in the average balance of loans outstanding as we continued our growth strategy, which increase more than offset the 37 basis point decline in the average yield reflecting the decline in market rates of interest and the repricing downward of adjustable-rate loans. The increase in interest earned on investment securities reflected a $9.7 million or 11.7% increase in the average balance.

Interest Expense. Interest expense decreased $1,000 or 0.1% to $1.3 million for the year ended December 31, 2013 compared to 2012. This was due to an increase of $50,000 or 19.8% in interest expense on interest-bearing deposits and savings and a decrease of $51,000 or 5.0% in interest expense on certificates of deposit. The decrease in interest expense on certificates of deposit was primarily due to a 12 basis point or 10.3% decrease in the average rate paid, which was partially offset by a $5.3 million or 5.9% increase in the average balance outstanding.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, to maintain the allowance for loan losses at a level which will cover known and inherent losses in the loan portfolio, based upon an assessment of prior loss experience, the volume and type of lending conducted, industry standards, past due loans, economic conditions in our market area and other factors related to the collectibility of the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect a borrower’s ability to repay, estimated value of the underlying collateral and prevailing economic conditions. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The provision for loan losses amounted to $92,000 and $120,000 for the year ended December 31, 2013 and December 31, 2012, respectively.

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

Non-Interest Income. Total non-interest income increased $139,000 or 19.3% from $719, for the year ended December 31, 2012 to $858,000 for fiscal 2013. The increase primary reflected an increase in customer service fees and other operating income.

Non-Interest Expenses. Our non-interest expenses amounted to $4.4 million for the years ended December 31, 2013 and 2012. Non-interest expenses increased by $21,000 or 0.5% for the year ended December 31, 2013. Salaries and benefits and computer department expenses increased by $76,000 and $19,000, respectively, partially offset by decreases in professional fees and supervisory examinations and other general and administrative expenses of $33,000 and $32,000, respectively.

Income Tax Expense. We incurred income tax expense of $1.6 million for the year ended December 31, 2013 as compared to $1.5 million for the year ended December 31, 2012 due to the increase in income before income taxes for 2013. Our effective tax rates for 2013 and 2012 were 32.0% and 33.0%, respectively.

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

Although longer term, fixed-rate mortgage loans made up a significant portion of our interest-earning assets at December 31, 2013, we maintained a significant portfolio of securities available-for-sale during the past few years. We continue to increase the number of our loans structured to include balloon payments due in three to five years or with shorter terms in order to better position us for a rising rate environment. At December 31, 2013 and 2012, securities available-for-sale amounted to $89.3 million and $88.2 million, respectively, or 30.9% and 31.9%, respectively, of total assets at such dates. In addition, at December 31, 2013, 83.1% of our loan portfolio was comprised of loans with either balloon payments due in five years or less or with terms of five years or less. Pursuing this strategy will allow our interest-earning assets to reprice more rapidly in a rising interest rate environment.

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

Net Portfolio Value. Our interest rate sensitivity is monitored by management through the use of a model which internally generates estimates of the change in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of December 31, 2013:

Change in Interest Rates in Basis Points (Rate Shock)	Net Portfolio Value			NPV as % of Portfolio Value of Assets
	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)
300	$39,578	$(789)	1.95%	13.69%	(27	)BP
200	40,258	(109)	(0.27)	13.92	(4)
100	40,713	346	0.86	14.08	12
Static	40,367	—	—	13.96	—
(100)	42,134	1,767	4.38	14.57	61

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

Our primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements. Our deposit accounts with the Federal Home Loan Bank of Dallas amounted to $3.2 million and $3.6 million at December 31, 2013 and 2012, respectively.

A significant portion of our liquidity consists of securities classified as available-for-sale and cash and cash equivalents. Our primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts. If we require funds beyond our ability to generate them internally, we have borrowing agreements with the Federal Home Loan Bank of Dallas which provide an additional source of funds. At December 31, 2013, we did not have any advances from the Federal Home Loan Bank of Dallas and had $68.6 million in borrowing capacity.

At December 31, 2013, we had outstanding commitments to originate loans totaling $4.2 million. At December 31, 2013, certificates of deposit scheduled to mature in less than one year totaled $69.7 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal, in a rising interest rate environment. We intend to utilize our high levels of liquidity to fund our lending activities. If additional funds are required to fund lending activities, we intend to sell our securities classified as available-for-sale as needed.

MBL Bank is required to maintain regulatory capital sufficient to meet tangible, core and total risk-based capital ratios of at least 1.5%, 4.0% and 8.0%, respectively. At December 31, 2013, MBL Bank exceeded each of its capital requirements with ratios of 13.6%, 13.6% and 27.8%, respectively, and was deemed “well-capitalized” for regulatory capital purposes.

Payments Due Under Contractual Obligations

The following table summarizes our contractual cash obligations, consisting solely of certificates of deposit, at December 31, 2013.

	Total at	Payments Due By Period
	December 31, 2013	To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Certificates of deposit	$92,860	$69,748	$23,112	$—	$—
Total contractual obligations	$92,860	$69,748	$23,112	$—	$—

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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans in process at December 31, 2013.

	Total Amounts Committed at	Amount of Commitment Expiration - Per Period
	December 31, 2013	To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Letters of credit	$129	$110	$19	$—	$—
Unused lines of credit	21,879	16,487	5,392	—	—
Undisbursed portion of loans in process	2,119	2,119	—	—	—
Commitments to originate loans	4,235	4,235	—	—	—
Total commitments	$28,362	$22,951	$5,411	$—	$—

Recent Accounting Pronouncements

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income. ASU 2011-05 requires entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement of comprehensive income or in two separate consecutive statements. The effective date for ASU 2011-05 is for annual and interim periods beginning after December 15, 2011. The adoption of ASU 2011-05 is reflected in the financial statements and presents a change in the Company’s consolidated statement of changes in shareholder’s equity.

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

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The Company has adopted this ASU beginning January 1, 2013. The adoption of this ASU has not had nor is it expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In February 2013, the FASB issued ASU No. 2013-04, Liabilities, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. ASU 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements from which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, at the sum of the amount the reporting entity agreed to pay on the basis of its arrangement amount its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this ASU is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In July 2013, the FASB issued ASU No. 2013-10, Derivatives and Hedging (Topic 815), Inclusion of the Fed Funds Swap Rate (or Overnight Index Swap Rate “OIS”) as a Benchmark Interest Rate for Hedge Accounting Purposes. ASU 2013-10 permits the Fed Funds Effective Swap Rate or OIS to be used as a U.S. benchmark interest rate for hedge accounting purposes. Before the amendments in ASU 2013-10, only the U.S. Treasury obligations rate (UST) of the U.S. government and the London Interbank Offered Rate (LIBOR) are considered benchmark interest rates for hedge accounting purposes. As a result of the financial crisis in 2008, the exposure to and the demand for hedging the Fed Funds rate have increased significantly. That demand has been driven by an increased focus by banks on their sources of funding (including an increased focus on overnight interbank borrowings or surplus balances held at the Federal Reserve), the greater (and sometimes volatile) spread between LIBOR and OIS, and new regulatory measures to curb systemic risks (such as increased collateralization of derivatives). Considering the increased importance of OIS, the objective of ASU 2013-10 is to provide for the inclusion of the OIS as a U.S. benchmark interest rate for hedge accounting purposes, in addition to UST and LIBOR. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate under Top 815. The amendments of ASU 2013-10 are effective prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013. The adoption of this ASU has not had nor is it expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740). Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Topic 740, Income Taxes, does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 applies to all entities that have unrecognized tax benefits when an NOL carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward except under certain circumstances. The amendments of ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this ASU is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

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

March 11, 2014

The Board of Directors

Minden Bancorp, Inc. and Subsidiary

Minden, Louisiana

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Minden Bancorp, Inc. and Subsidiary as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Minden Bancorp, Inc. and Subsidiary as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Shreveport, Louisiana

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2013 AND 2012

(in thousands, except shares and per share)

A S S E T S	2013	2012

Cash and noninterest-bearing deposits	4,742	6,499
Interest-bearing demand deposits	30,763	26,791
Federal funds sold	1,000	1,000
Total cash and cash equivalents	36,505	34,290

Securities available-for-sale, at estimated market value	89,276	88,188
First National Banker’s Bank stock, at cost	210	210
Federal Home Loan Bank stock, at cost	111	109
Loans, net of allowance for loan losses of $1,645- 2013 and $1,605-2012	156,204	146,481
Accrued interest receivable	819	822
Premises and equipment, net	4,971	5,243
Prepaid and other assets	784	1,148

Total assets	288,880	276,491

The accompanying notes are an integral part of the consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY	2013	2012

Liabilities:
Deposits:
Noninterest-bearing	38,437	41,461
Interest-bearing	207,037	192,502
Total deposits	245,474	233,963
Accrued interest payable	213	212
Other liabilities	1,547	1,991
Total liabilities	247,234	236,166

Stockholders' equity:
Preferred stock-$.01 par value; authorized 10,000,000
shares; none issued-no rights/preferences set by
board	—	—
Common stock-$.01 par value; authorized 40,000,000
shares; 2,471,802 shares-2013 and 2,445,315 shares-
2012 issued and 2,352,490 shares-2013 and 2,355,831
shares-2012 outstanding	25	24
Additional paid-in capital	30,511	30,219
Retained earnings	14,485	11,677
Accumulated other comprehensive income (loss)	(604)	803
Unearned common stock held by Recognition
Retention Plan (RRP) (37,690 shares-2013 and
47,736 shares-2012)	(422)	(539)
Unallocated common stock held by ESOP (47,406
shares-2013 and 50,195 shares-2012)	(495)	(516)
Treasury stock-at cost (119,312 shares-2013 and
89,484 shares-2012)	(1,854)	(1,343)
Total stockholders' equity	41,646	40,325
(substantially restricted)

Total liabilities and stockholders' equity	288,880	276,491

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(in thousands, except per share)

	2013	2012
Interest income:
Loans, including fees	8,577	8,365
Investments:
Securities	350	299
Mortgage-backed securities	978	886
Other	46	67
Total interest income	9,951	9,617

Interest expense:
Interest-bearing demand deposits and savings	303	253
Certificates of deposit	978	1,029
Total interest expense	1,281	1,282
Net interest income	8,670	8,335
Provision for loan losses	92	120
Net interest income after provision for loan losses	8,578	8,215

Noninterest income:
Customer service fees	811	689
Gain (loss) on sale of assets-net	5	(1)
Other operating income	42	31
Total noninterest income	858	719

Noninterest expenses:
Salaries and benefits	2,629	2,553
Office occupancy expense	739	740
Professional fees and supervisory examinations	297	330
FDIC insurance premium	132	140
Computer department expenses	182	163
Other general and administrative expenses	423	455
Total noninterest expenses	4,402	4,381

Income before income taxes	5,034	4,553

Income tax expense	1,620	1,518

Net income	3,414	3,035

Earnings per share (EPS)-basic	1.49	1.32
Diluted EPS	1.41	1.23

The accompanying notes are an integral part of the consolidated financial statements.

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(in thousands)

	2013	2012

Consolidated net income	3,414	3,035
Other comprehensive income before income tax:
Unrealized gains on securities
available for sale:
Unrealized holding gains (losses)	(2,132)	620
	(2,132)	620

Income tax:
Unrealized gains (losses) on securities
available for sale	(725)	211
	(725)	211

Other comprehensive income (loss)	(1,407)	409

Comprehensive income	2,007	3,444

The accompanying notes are an integral part of the consolidated financial statements.
50

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(in thousands, except per share)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned RRP	Unallocated ESOP	Treasury Stock	Total

Balance January 1, 2012	24	29,940	9,560	394	(319)	(569)	—	39,030

Net income	—	—	3,035	—	—	—	—	3,035
Other comprehensive income	—	—	—	409	—	—	—	409
Exercise of stock options	—	241	—	—	—	—	—	241
Dividends (0.385 per share)	—	—	(918)	—	—	—	—	(918)
Amortization of awards under RRP-net of release of RRP/SOP/ESOP	—	38	—	—	115	—	—	153
Unearned RRP/ESOP	—	—	—	—	—	53	—	53
Purchase of shares for RRP	—	—	—	—	(335)	—	—	(335)
Purchase of treasury stock	—	—	—	—	—	—	(1,343)	(1,343)

Balance December 31, 2012	24	30,219	11,677	803	(539)	(516)	(1,343)	40,325

Net income	—	—	3,414	—	—	—	—	3,414
Other comprehensive loss	—	—	—	(1,407)	—	—	—	(1,407)
Exercise of stock options	1	253	—	—	—	—	—	254
Dividends (.255 per share)	—	—	(606)	—	—	—	—	(606)
Amortization of awards under RRP-net of release of RRP/SOP	—	39	—	—	117	—	—	156
Unearned ESOP	—	—	—	—	—	21	—	21
Purchase of treasury stock	—	—	—	—	—	—	(511)	(511)

Balance December 31, 2013	25	30,511	14,485	(604)	(422)	(495)	(1,854)	41,646

The accompanying notes are an integral part of the consolidated financial statements.

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(in thousands)

	2013	2012

Cash flows from operating activities:
Net income	3,414	3,035
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	272	264
Provision for loan losses	92	120
Deferred income taxes	—	(5)
RRP and other expenses	174	206
Net amortization of securities	1,322	1,152
(Gain) loss on sale of assets	(5)	1
(Increase) decrease in prepaid expenses and
accrued income	470	(60)
Increase in interest payable and other liabilities	179	136
Net cash provided by operating activities	5,918	4,849

Cash flows from investing activities:
Activity in available for sale securities:
Sales, maturities and pay-downs	29,672	24,221
Purchases	(34,211)	(39,986)
Net (increase) in loans	(9,836)	(15,155)
Purchases of premises and equipment-net	—	(89)
Proceeds from sale of other assets	25	148
Net cash (used) by investing activities	(14,350)	(30,861)

Cash flows from financing activities:
Net increase in deposits	11,511	10,250
Dividends paid	(606)	(918)
Proceeds from stock options exercised	253	241
Purchase of shares for RRP	—	(335)
Purchase of treasury stock	(511)	(1,343)
Net cash provided by financing activities	10,647	7,895

Net increase (decrease) in cash and cash equivalents	2,215	(18,117)

Cash and cash equivalents at January 1	34,290	52,407

Cash and cash equivalents at December 31	36,505	34,290

The accompanying notes are an integral part of the consolidated financial statements.

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(in thousands)

	2013	2012

Supplemental disclosures:
Interest paid on deposits and borrowed funds	1,285	1,350

Income taxes paid	1,560	1,579

Noncash investing and financing activities:
Transfer of loans to real estate owned and
other repossessed assets	26	168

Increase (decrease) in unrealized gain on securities
available for sale	(2,132)	620

The accompanying notes are an integral part of the consolidated financial statements.

MINDEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

1.	Summary of Significant Accounting Policies

Minden Bancorp, Inc. is a holding company (the “Company”) established in 2010 as the successor to Minden Bancorp, Inc., a Federal corporation established in 2001 as described below. MBL Bank (the “Bank”) is the wholly-owned subsidiary of the Company. The Company's significant assets and business activity are its investment in the Bank. All intercompany transactions have been eliminated in consolidation of Minden Bancorp, Inc. and MBL Bank. The Bank accepts customer demand, savings, and time deposits and provides residential mortgages, commercial mortgages, and consumer and business loans to customers. The Bank is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities. The Company was a savings and loan holding company prior to February 5, 2014, at which time it became a bank holding company as a result of the conversion of the Bank to a state-chartered commercial bank. See Note 22 for information on the Company’s change in status from a savings and loan holding company to a bank holding company.

On December 11, 2001, the Board of Directors of Minden Building and Loan Association, a Louisiana chartered building and loan association, which changed its name to MBL Bank in 2007, adopted a plan of reorganization pursuant to which the Bank converted to stock form and became the wholly-owned subsidiary of Minden Bancorp, Inc., a federally chartered corporation (“old Minden”). In connection with the reorganization, the Company became a majority owned (58.6%) subsidiary of Minden Mutual Holding Company. On January 4, 2011, the “second-step” conversion of the Bank from the mutual holding company structure to the stock holding company structure pursuant to a Plan of Conversion and Reorganization adopted in September 2010 was completed. Upon completion of the conversion and reorganization, the Company, a newly formed Louisiana corporation, became the holding company for the Bank and owns all of the issued and outstanding shares of the Bank’s common stock. In connection with the conversion and reorganization, 1,394,316 shares of common stock, par value $0.01 per share, of the Company were sold in subscription and community offerings to certain depositors of the Bank and other investors for $10.00 per share, or $13.9 million in the aggregate, and 984,889 shares of common stock were issued in exchange for the outstanding shares of common stock of old Minden held by the “public” shareholders of old Minden (all shareholders except Minden Mutual Holding Company). Each share of common stock of old Minden was converted into the right to receive 1.7427 shares of common stock of new Minden Bancorp in the conversion and reorganization. Total shares outstanding of common stock of the Company immediately after the conversion and reorganization were 2,379,205. In addition, the Company’s employee stock ownership plan purchased in the offering 55,772 shares of common stock of the Company with proceeds of a loan from the Company. See Note 19 for more information.

Basis of Presentation. In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of December 31, 2013. In preparing these financial statements, the Company evaluated subsequent events through the date these financial statements were issued.

1.	Summary of Significant Accounting Policies (Continued)

Use of Estimates. In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of foreclosed real estate, deferred tax assets and fair value of financial instruments.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses on loans, deferred tax assets, fair value of financial instruments, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on credits and foreclosed real estate, management obtains independent appraisals for significant properties. While management uses available information to recognize losses on credits, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowances for losses on loans. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for credit losses on loans may change materially in the future.

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

Advertising Costs. Advertising costs are expensed as incurred. Such costs (in thousands) amounted to approximately $28 and $43 for the years ended December 31, 2013 and 2012, respectively, and are included in other operating expense.

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

Reclassification. Certain prior year amounts have been reclassified to conform to current year financial statement presentation.

2.	Investment Securities

There were no securities held-to-maturity at December 31, 2013 and 2012.

Securities available-for-sale (in thousands) consists of the following:

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipals	10,303	2	622	9,683
Agency Bonds	10,039	65	—	10,104
CMO	7,477	24	99	7,402
FNMA Pools	37,490	247	340	37,397
FHLMC Pools	21,670	125	275	21,520
GNMA Pools	3,212	4	46	3,170
	90,191	467	1,382	89,276

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipals	6,029	50	43	6,036
Agency Bonds	18,694	203	—	18,897
CMO	10,619	7	137	10,489
FNMA Pools	36,553	750	1	37,302
FHLMC Pools	13,195	371	—	13,566
GNMA Pools	1,882	16	—	1,898
	86,972	1,397	181	88,188

The amortized cost and estimated fair value (in thousands) of investment securities at December 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
	Cost	Value

One year or less	8,039	8,104
After 1 year thru 5 years	62,686	62,698
After 5 years thru 10 years	12,257	11,776
After 10 years	7,209	6,698
	90,191	89,276

At December 31, 2013, investment securities with a financial statement carrying amount (in thousands) of $76,548 were pledged to secure public and private deposits. There were no investment securities sold during 2012. A gain of (in thousands) $1 was recognized on sale of investments in 2013. Sales, maturities and calls are detailed on the statements of cash flows.

2.	Investment Securities (Continued)

Information pertaining to securities with gross unrealized losses (in thousands) at December 31, 2013 and 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

December 31, 2013:
Municipals	7,522	529	1,258	93	8,780	622
CMO	1,631	26	3,202	73	4,833	99
Mortgage Pools	30,266	630	1,739	31	32,005	661
	39,419	1,185	6,199	197	45,618	1,382

December 31, 2012:
Municipals	2,628	43	—	—	2,628	43
CMO	9,024	137	—	—	9,024	137
Mortgage Pools	1,771	1	—	—	1,771	1
	13,423	181	—	—	13,423	181

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

3.	Loans and Allowance for Loan Losses

The composition of the Company’s loan portfolio (in thousands) at December 31, 2013 and 2012 consisted of the following:

	2013	2012

Loans secured by real estate:
Secured by 1-4 family residential properties	61,403	61,185
Secured by nonfarm, nonresidential properties	66,282	59,868
Commercial and industrial loans	17,207	15,960
Consumer loans (including overdrafts of
$148 and $43)	7,606	8,845

3.	Loans and Allowance for Loan Losses (Continued)

	2013	2012

Loans secured by deposits	7,470	4,592
Unfunded construction loan commitments	(2,119)	(2,364)
Total	157,849	148,086

Less: Allowance for loan losses	(1,645)	(1,605)
Loans, net	156,204	146,481

Changes in the allowance for loan losses (in thousands) are summarized as follows:

	2013	2012

Balance, beginning of period	1,605	1,625
Provision for loan losses	92	120
Recoveries	12	47
Loans charged off	(64)	(187)
Balance, end of period	1,645	1,605

The following tables detail the balance in the allowance for loan losses (in thousands) by portfolio segment at December 31, 2013 and 2012:

	Balance			Provision	Balance
	January 1,	Charge-		for Loan	December
	2013	offs	Recoveries	Losses	31, 2013

Loans secured by real estate:
Secured by 1-4 family residential
properties	638	—	1	1	640
Secured by nonfarm, nonresidential
properties	620	—	—	74	694
Commercial and industrial loans	168	22	—	34	180
Consumer loans	179	42	11	(19)	129
Loans secured by deposits	—	—	—	2	2
Total	1,605	64	12	92	1,645

	Balance		Provision	Balance
	January 1,	Charge-		for Loan	December
	2012	offs	Recoveries	Losses	31, 2012

Loans secured by real estate:
Secured by 1-4 family residential
properties	322	142	—	458	638
Secured by nonfarm, nonresidential
properties	692	—	—	(72)	620
Commercial and industrial loans	233	—	—	(65)	168
Consumer loans	378	45	47	(201)	179
Other loans	—	—	—	—	—
Total	1,625	187	47	120	1,605

3.	Loans and Allowance for Loan Losses (Continued)

	December 31, 2013
	Allowance for Loan Losses
	Disaggregated by Impairment Method
	Individually	Collectively	Total

Loans secured by real estate:
Secured by 1-4 family residential properties	15	625	640
Secured by nonfarm, nonresidential properties	—	694	694
Commercial and industrial loans	—	180	180
Consumer loans	—	129	129
Loans secured by deposits	—	2	2
	15	1,630	1,645

	December 31, 2012
	Allowance for Loan Losses
	Disaggregated by Impairment Method
	Individually	Collectively	Total

Loans secured by real estate:
Secured by 1-4 family residential properties	20	618	638
Secured by nonfarm, nonresidential properties	—	620	620
Commercial and industrial loans	—	168	168
Consumer loans	14	165	179
Other loans	—	—	—
	34	1,571	1,605

The following tables summarize information (dollars in thousands) relative to loan modifications determined to be troubled debt restructurings. As of December 31, 2013 and 2012, all the troubled debt restructurings are included in impaired loans.

Troubled Debt Restructurings

	December 31, 2013
		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Recorded Investment	Recorded Investment

1-4 family residential	8	192	192
Nonfarm, nonresidential	3	45	45
Total real estate loans	11	237	237
Commercial and industrial	1	12	12
Consumer loans	13	108	108
Total loans	25	357	357

There have been no subsequent defaults of troubled debt restructurings.

3.	Loans and Allowance for Loan Losses (Continued)

	December 31, 2012
		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Recorded Investment	Recorded Investment

1-4 family residential	8	237	237
Nonfarm, nonresidential	4	779	779
Total real estate loans	12	1,016	1,016
Commercial and industrial	1	15	15
Consumer loans	13	81	81

Total loans	26	1,112	1,112

Restructured loans (loans which had been renegotiated at below-market interest rates or for which other concessions were granted, but are accruing interest) were $0 and $706,000 at December 31, 2013 and 2012, respectively. The restructured loans at December 31, 2012 were paid in full in January 2013 with no loss to the Company.

The following tables detail loans individually and collectively evaluated for impairment (in thousands) at December 31, 2013 and 2012:

	December 31, 2013
	Loans Evaluated for Impairment
	Individually	Collectively	Total

Loans secured by real estate:
Secured by 1-4 family residential properties	268	59,412	59,680
Secured by nonfarm, nonresidential properties	78	65,808	65,886
Commercial and industrial loans	12	17,195	17,207
Consumer loans	116	7,490	7,606
Loans secured by deposits	—	7,470	7,470

Total	474	157,375	157,849

	December 3l, 2012
	Loans Evaluated for Impairment
	Individually	Collectively	Total

Loans secured by real estate:
Secured by 1-4 family residential properties	408	59,205	59,613
Secured by nonfarm, nonresidential properties	803	58,273	59,076
Commercial and industrial loans	39	15,921	15,960
Consumer loans	133	8,712	8,845
Loans secured by deposits	—	4,592	4,592

Total	1,383	146,703	148,086

3.	Loans and Allowance for Loan Losses (Continued)

	Impaired Loans
	For the Year Ended December 31, 2013
		Unpaid		Interest
	Recorded	Principal	Related	Income
	Investment	Balance	Allowance	Recognized

With no related allowance recorded:
Secured by 1-4 family residential properties	229	229	—	—
Secured by nonfarm, nonresidential properties	78	78	—	—
Commercial and industrial loans	12	12	—	—
Consumer loans	113	113	—	6
Loans secured by deposits	—	—	—	—
	432	432	—	6
With an allowance recorded:
Secured by 1-4 family residential properties	39	39	15	—
Secured by nonfarm, nonresidential properties	—	—	—	—
Commercial and industrial loans	—	—	—	—
Consumer loans	3	3	—	—
Loans secured by deposits	—	—	—	—
	42	42	15	—
Total:
Secured by 1-4 family residential properties	268	268	15	—
Secured by nonfarm, nonresidential properties	78	78	—	—
Commercial and industrial loans	12	12	—	—
Consumer loans	116	116	—	6
Loans secured by deposits	—	—	—	—
	474	474	15	6

	Impaired Loans
	For the Year Ended December 31, 2012
		Unpaid		Interest
	Recorded	Principal	Related	Income
	Investment	Balance	Allowance	Recognized

With no related allowance recorded:
Secured by 1-4 family residential properties	363	363	—	14
Secured by nonfarm, nonresidential properties	803	803	—	54
Commercial and industrial loans	39	39	—	—
Consumer loans	111	111	—	9
Loans secured by deposits	—	—	—	—
	1,316	1,316	—	77
With an allowance recorded:
Secured by 1-4 family residential properties	45	45	20	—
Secured by nonfarm, nonresidential properties	—	—	—	—
Commercial and industrial loans	—	—	—	—
Consumer loans	22	22	14	—
Loans secured by deposits	—	—	—	—
	67	67	34	—
Total:
Secured by 1-4 family residential properties	408	408	20	14
Secured by nonfarm, nonresidential properties	803	803	—	54
Commercial and industrial loans	39	39	—	—
Consumer loans	133	133	14	9
Loans secured by deposits	—	—	—	—
	1,383	1,383	34	77

The average recorded investment on the impaired loans for the year 2013 and 2012 was $706,000 and $1.3 million respectively.

3.	Loans and Allowance for Loan Losses (Continued)

Total non-accrual loans (in thousands) at December 31, 2013 and December 31, 2012 were $357 and $407, respectively. Additional interest income (in thousands) of approximately $34 and $33 would have been recognized for the period ended December 31, 2013 and December 31, 2012, respectively, had the loans not been on non-accrual.

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

The table below illustrates the carrying amount (in thousands) of loans by credit quality indicator:

	December 31, 2013
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
Loans secured by real estate:
Secured by 1-4 family resident-
ial properties	58,757	540	383	—	—	59,680
Secured by nonfarm, nonresident-
ial properties	65,215	584	87	—	—	65,886
Commercial and industrial loans	17,195	—	12	—	—	17,207
Consumer loans	7,427	62	117	—	—	7,606
Loans secured by deposits	7,470	—	—	—	—	7,470
Total	156,064	1,186	599	—	—	157,849

3.	Loans and Allowance for Loan Losses (Continued)

	December 31, 2012
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
Loans secured by real estate:
Secured by 1-4 family residential
properties	58,734	493	386	—	—	59,613
Secured by nonfarm, nonresident-
ial properties	57,456	1,523	97	—	—	59,076
Commercial and industrial loans	15,921	—	39	—	—	15,960
Consumer loans	8,601	126	118	—	—	8,845
Loans secured by deposits	4,589	3	—	—	—	4,592
Total	145,301	2,145	640	—	—	148,086

A summary of current, past due and nonaccrual loans (in thousands) was as follows:

	December 31, 2013
		Past Due
	Past Due	Over 90 Days
	30-89	and	Non-	Total		Total
	Days	Accruing	Accruing	Past Due	Current	Loans

Loans secured by real estate:
Secured by 1-4 family residential
properties	1,121	76	192	1,389	58,291	59,680
Secured by nonfarm, nonresidential
properties	5	32	45	82	65,804	65,886
Commercial and industrial loans	165	—	12	177	17,030	17,207
Consumer loans	107	8	108	223	7,383	7,606
Loans secured by deposits	65	—	—	65	7,405	7,470
Total	1,463	116	357	1,936	155,913	157,849

	December 31, 2012
		Past Due
	Past Due	Over 90 Days
	30-89	and	Non-	Total	Total
	Days	Accruing	Accruing	Past Due	Current	Loans

Loans secured by real estate:
Secured by 1-4 family resident-
ial properties	3,443	172	237	3,852	55,761	59,613
Secured by nonfarm, nonresident-
ial properties	1,162	23	74	1,259	57,817	59,076
Commercial and industrial loans	1,188	24	15	1,227	14,733	15,960
Consumer loans	224	92	81	397	8,448	8,845
Loans secured by deposits	187	—	—	187	4,405	4,592
Total	6,204	311	407	6,922	141,164	148,086

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

4.	Accrued Interest Receivable

Accrued interest receivable (in thousands) at December 31, 2013 and 2012, consists of the following:

	2013	2012

Loans	501	528
Mortgage-backed securities	177	162
Investment securities and other	141	132
Total accrued interest receivable	819	822

5.	Premises and Equipment

Premises and equipment (in thousands) are summarized as follows:

	2013	2012

Land and buildings	5,806	5,806
Furniture, fixtures and equipment	1,392	1,421
Total	7,198	7,227
Less-accumulated depreciation	(2,227)	(1,984)
Net premises and equipment	4,971	5,243

Depreciation expense was (in thousands) $272 and $264 for the years ended December 31, 2013 and 2012, respectively.

6.	Prepaid and other Assets

Prepaid and other assets (in thousands) consist of the following:

	2013	2012

Cash value of life insurance	623	611
Prepaid expenses	52	470
Other	109	67
	784	1,148

7.	Deposits

Deposits (in thousands) as of December 31, 2013 and 2012 are summarized as follows:

	2013	2012

Demand deposit accounts (including official
checks of $861 in 2013 and $765 in 2012)	136,825	128,330
Savings	15,789	15,446
Certificates of deposit:
0.00% – 0.99%	55,763	38,266
1.00% – 1.99%	37,097	51,015
2.00% – 2.99%	—	906
Total certificates of deposit	92,860	90,187
Total deposits	245,474	233,963

7.	Deposits (Continued)

Scheduled maturities of certificates of deposit (in thousands) at December 31, 2013 are as follows:

	2014	2015	2016	Total

0.00% – 0.99%	53,490	2,273	—	55,763
1.00% – 1.99%	16,258	11,433	9,406	37,097
	69,748	13,706	9,406	92,860

Included in deposits (in thousands) at December 31, 2013 and 2012 are $51,594 and $47,527, respectively, of certificates of deposit (CD) in denominations of $100,000 or more.

Effective January 1, 2013, deposits held in noninterest-bearing transaction accounts are aggregated with any interest-bearing deposits the owner may hold in the same ownership category, and the combined total insured up to at least $250,000 by the FDIC.

8.	Federal Income Taxes

Federal income tax expense (in thousands, except %) applicable to net income for the periods ended December 31, 2013 and 2012 was as follows:

	2013	2012
	(in thousands)
Federal income taxes:
Current	1,685	1,523
Deferred	(65)	(5)
Income tax expense	1,620	1,518

The reconciliation of the effective income tax rate to the federal statutory rate is as follows for the years ended December 31:

	2013	2012

Statutory federal income tax rate	34%	34%
Other-primarily tax exempt income	2%	2%
Effective income tax rate	32%	33%

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of our deferred tax liability are as follows at December 31, 2013 and 2012:

	2013	2012
	(in thousands)

Deferred tax assets (liabilities):
Allowance for loan losses and credit losses	113	105
Deferred compensation/stock options/incentive plans	120	123
Basis difference in premises and equipment	(441)	(436)
Basis difference on investments	311	(413)
Net deferred tax liability	103	(621)

8.	Federal Income Taxes (Continued)

In computing federal taxes on income under provisions of the Internal Revenue Code in years past, earnings appropriated by savings associations to general reserves were deductible in arriving at taxable income if certain conditions were met. Retained earnings appropriated to federal insurance reserve at December 31, 2013 and 2012, includes appropriations of net income (in thousands) of prior years of $1,456, for which no provision for federal income taxes has been made. If this portion of the reserve is used for any purpose other than to absorb losses, a tax liability will be imposed upon the Company at the then current federal income tax rate.

The Company, as required under GAAP, reviewed its various tax positions taken or expected to be taken in its tax return and has determined it does not have unrecognized tax benefits. The Company does not expect that position to change significantly over the next twelve months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2013, the Company has not accrued interest or penalties related to uncertain tax positions.

The Company files a U.S. federal income tax return. The Company’s federal income tax returns for the tax years 2011 and beyond remain subject to examination by the IRS. No significant state income taxes are applicable to the Company.

9.	Federal Home Loan Bank Advances

Federal Home Loan Bank (FHLB) advances represent short-term, fixed-rate borrowings from the Federal Home Loan Bank of Dallas. The Bank has borrowed advances for periods from overnight to four and one-half months. Interest rates paid on the advances vary by term and are set by the Federal Home Loan Bank. There were no advances outstanding at December 31, 2013 and 2012.

The Bank has an available line of credit with the FHLB of $68.6 million at December 31, 2013 with $68.6 million available for use.

10.	Pension/ESOP Plan

In 2001, the Bank adopted a 401(k) retirement plan covering all employees based upon a year of service. The Bank contributes up to a 6% match of the employees' contribution based upon Board approval. Plan contributions (in thousands) for 2013 and 2012 were $93 and $85, respectively.

The Company established an ESOP and loaned the ESOP $524 (in thousands) in July 2002 to purchase 52,371 pre-second-step conversion shares of common stock, which amounted to 3.8% of the outstanding shares at such date. The loan matured and was paid off on June 30, 2012. Additionally the ESOP was extended a loan in 2011in connection with the second-step conversion in the amount of (in thousands) $558, to purchase 55,772 shares of common stock. The remaining balance (in thousands) due of $495 at $38 (in thousands) per year including interest is payable over approximately eighteen years. The Bank made contributions to the ESOP to enable it to make the note payments (in thousands) of $38 and $71 during the years ended December 31, 2013 and 2012, respectively, which is included in salaries and benefits on the income statement. As the note on the second loan is paid, the shares will be released and allocated to the participants of the ESOP. The market value of the unreleased ESOP shares (47,406) at December 31, 2013 was approximately $839 (in thousands).

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below, in thousands) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2013, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2013, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table (amounts in thousands). The Bank's actual capital amounts (in thousands) and ratios are also presented in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2013
Total capital (to Risk
Weighted Assets)	41,052	27.76%	>11,832	>8.0%	>14,790	>10.0%
Core (Tier I) Capital (to
Risk Weighted Assets)	39,407	26.65%	N/A	N/A	>8,874	>6.0%
Core (Tier I) Capital (to
Total Assets)	39,407	13.64%	>11,555	>4.0%	>14,444	>5.0%
Tangible Capital
(to Total Assets)	39,407	13.64%	>4,333	>1.5%	N/A	N/A

As of December 31, 2012
Total capital (to Risk
Weighted Assets)	37,370	26.27%	>11,380	>8.0%	>14,226	>10.0%
Core (Tier I) Capital (to
Risk Weighted Assets)	35,765	25.14%	N/A	N/A	>8,535	>6.0%
Core (Tier I) Capital (to
Total Assets)	35,765	12.94%	>11,058	>4.0%	>13,822	>5.0%
Tangible Capital
(to Total Assets)	35,765	12.94%	>4,147	>1.5%	N/A	N/A

11.	Retained Earnings and Regulatory Capital (Continued)

Capital for the Company is not significantly different than the amounts reflected above for the Bank. The following is a reconciliation of the Bank’s equity under GAAP to regulatory capital at the dates indicated (in thousands):

	2013	2012

GAAP equity	38,803	36,568
Accumulated other comprehensive
unrealized (gains) losses	604	(803)
Tier 1 Capital	39,407	35,765
Allowance for loan losses/other	1,645	1,605
Total capital	41,052	37,370

12.	Fair Value of Financial Instruments

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

Securities: Fair values for securities, excluding Federal Home Loan Bank stock and First National Bankers Bank (“FNBB”) stock, are based on quoted market prices. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank. The carrying value of FNBB stock is based on the purchase price which approximates fair value.

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

12.	Fair Value of Financial Instruments (Continued)

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

From time to time, certain assets may be recorded at fair value on a non-recurring basis, typically as a result of the application of lower of cost or fair value accounting or a write-down occurring during the period. The only item recorded at fair value on a non-recurring basis is foreclosed real estate, which is recorded at the lower of cost or fair value less estimated costs to sell. Fair value is determined by reference to appraisals (performed either by the Bank or by independent appraisers) on the subject property, using market prices of similar real estate assets (level 2 measurements). The Bank held no foreclosed real estate at December 31, 2013 or December 31, 2012.

The estimated fair values (in thousands), and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	2013		2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	36,505	36,505	34,290	34,290
Securities available for sale	89,276	89,276	88,188	88,188
FNBB & FHLB stock	321	321	319	319
Loans, net	156,204	155,720	146,481	146,027
Accrued interest receivable	819	819	822	822

Financial liabilities:
Deposits	245,474	245,695	233,963	234,174
Accrued interest payable	213	213	212	212

Off-balance sheet credit related to
financial instruments:
Commitments to extend credit	28,362	28,362	30,930	30,930

12.	Fair Value of Financial Instruments (Continued)

Off-balance sheet derivative financial instruments: None

The Company adopted FASB Accounting Standards Topic 820, “Fair Value Measurements” (Topic 820), as of January 1, 2008. Topic 820 requires disclosures that stratify balance sheet amounts measured at fair value based on the inputs used to derive fair value measurements. These strata included:

•	Level 1 valuations, where the valuation is based on quoted market prices for identical assets or liabilities traded in active markets (which include exchanges and over-the-counter markets with sufficient volume),

•	Level 2 valuations, where the valuation is based on quoted market prices for similar instruments traded in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market, and

•	Level 3 valuations, where the valuation is generated from model-based techniques that use significant assumptions not observable in the market, but observable based on the Company’s-specific data. These unobservable assumptions reflect the Company’s own estimates for assumptions that market participants would use in pricing the asset or liability. Valuation techniques typically include option pricing models, discounted cash flow models and similar techniques, but may also include the use of market prices of assets or liabilities that are not directly comparable to the subject asset or liability.

Fair values of assets and liabilities (in thousands) measured on a recurring basis at December 31, 2013 and 2012 are as follows:

	Level 1	Level 2	Level 3	Fair Value

December 31, 2013:
Securities available for sale	—	89,276	—	89,276

December 31, 2012:
Securities available for sale	—	88,188	—	88,188

13.	Segment Reporting

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

14.	Stock Based Benefit Plans (Continued)

The Company authorized 45,634 (26,186 pre-second-step conversion) shares of the Company’s common stock to be awarded under the 2003 RRP plan and purchased the shares in the open market to fund the 2003 RRP plan. As of December 31, 2013, 3,785 shares had not vested. Shares vested and issued during the years ended December 31, 2013 and 2012 were 2,282 and 2,281, respectively. No further grants may be made under the 2003 RRP plan.

The Company authorized 49,534 shares of the Company’s common stock to be awarded under the 2011 RRP agreement and purchased the shares in the open market to fund the 2011 RRP plan at a cost of $686,000. As of December 31, 2013, 42,637 shares had been awarded under the 2011 RRP agreement. As of December 31, 2013, 33,906 shares had not vested. Shares vested and issued during the years ended December 31, 2013 and 2012 were 7,864 and 7,764, respectively.

Expense for the 2003 RRP and 2011 RRP is being amortized over a 60-month period and is based on the market value of the Company’s stock as of the date of the awards which was $11.96 with respect to the 2008 awards and $6.31 and $12.00 for the 2009 and 2011 awards, respectively. All awards prior to 2008 have been fully amortized. Total compensation under the 2003 RRP and 2011 RRP agreements for the years ended December 31, 2013 and 2012 was $116,000 and $115,000, respectively, and is included in salaries and benefits.

The Company established the 2003 Stock Option Plan (“the 2003 Option Plan”) and the 2011 Stock Option Plan (“the 2011 Option Plan”) under which 114,084 (65,464 pre-second-step conversion) and 123,836 shares of Company stock, respectively, are reserved for the grant of stock options to directors, officers and employees. The Plans provide for vesting of options granted to participants at 20% per year and the options expire in ten years. The exercise price of the options is equal to the fair market value of the common stock on the grant date. As of December 31, 2013, options covering 120,853 shares were outstanding and had an average exercise price of $11.52. Options totaling 48,466 shares were vested and exercisable at December 31, 2013 with an average exercise price of $10.04. No further options can be granted under the 2003 Options Plan.

The fair value of each outstanding option is estimated on the date of the grant using the Black-Scholes option-pricing formula with the following weighted average assumptions; 1% dividend yield, 10 years expected life, 30.07% expected volatility and 3.53% risk free interest. The majority of the 2003 Option Plan options (86,934) were granted in May 2003 and have fully vested. The value of 4,888 shares granted in 2008 was considered immaterial and the value of 20,867 shares issued in 2009 had an approximate value of $50,000 under the Black-Scholes option-pricing formula. Option Plan shares granted at December 31, 2013 (95,098) had an approximate value of $180,000 under the Black-Scholes option-pricing formula.

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

The Company's Stock Benefits Administration Committee of the Board of Directors oversees the RRP and Option Plans.

15.	Supplemental Retirement Benefit Agreement

The Bank has entered into supplemental retirement benefit agreements (the “Agreements”) with three key executives. The Agreements provide for monthly retirement benefits in the amount of $5,000 per month for ten to fifteen years from the date they retire for the executive group as a whole. As of December 31, 2013 and 2012, a liability (in thousands) of $330 and $337, respectively, was accrued in accordance for the Agreements. Total expense for the supplement retirement benefit agreement for the years ended December 31, 2013 and 2012 was (in thousands) $15 and $15, respectively.

16.	Earnings Per Share (EPS)

EPS is calculated based on average weighted common shares outstanding less ESOP and RRP shares not released and less treasury stock. The number of shares used in the EPS computation at December 31, 2013 was 2,285,178 and at December 31, 2012 was 2,306,413.

17.	Related Party Transactions

In the ordinary course of business, MBL Bank makes loans to directors, executive officers, principal shareholders, and other entities in which these individuals have 10% or more beneficial ownership.

Annual activity consisted of the following:

	2013	2012
	(in thousands)
Balance-beginning of period	2,804	1,940
New loans	8,551	3,590
Unused lines of credit	640	367
Principal repayments	(8,833)	(3,093)
Balance-end of period	3,162	2,804

Deposits (in thousands) from related parties held by MBL Bank at December 31, 2013 and 2012 amounted to $2,872 and $2,695, respectively.

18.	Commitments and Contingencies

In the ordinary course of business, the Bank has outstanding commitments on which management does not anticipate losses. They include, among other things, commitments to extend credit and letters of credit undertaken in the normal course of business. As of December 31, 2013 and 2012, the Bank had $28.4 million and $30.9 million, respectively, of loan commitments and lines of credit outstanding, including loans in process. Loan commitments totaled $4.2 million with $3.3 million being variable rate and $947,000 being fixed rate. Rates on the fixed rate commitments range from 5.50% to 7.255%. The variable rate commitments range from MBL Prime to MBL Prime + 1%.

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

See Note 22 for information about the Company’s change in status from a savings and loan holding company to a bank holding company.

20.	Stock Repurchase Plans

On May 16, 2012, October 10, 2012 and February 12, 2013, the Board of Directors approved stock repurchase plans which provided for the repurchase of 70,000, 50,000 and 120,000 shares, respectively, of the Company’s issued and outstanding shares of common stock. A total of 93,812 shares had been repurchased under such plans as of September 30, 2013. The Company terminated all earlier programs as of September 30, 2013 and approved a new stock repurchase plan which provides for the repurchase of up to 150,000 shares. Upon completion of the new repurchase program, the Company will have repurchased approximately 10% of its issued and outstanding shares of common stock.

The shares for the stock repurchase plans may be purchased in the open market or in privately negotiated transactions from time to time depending upon the market conditions and other factors. As of December 31, 2013, 119,312 shares had been repurchased under the above described plans at a cost of $1.9 million.

21.	Condensed Financial Statements of Parent Company

Financial information pertaining to Minden Bancorp, Inc. is as follows (in thousands):

Balance Sheets	2013	2012

Assets

Cash	2,868	3,732
Investment in subsidiaries	38,803	36,568
Other assets	3	48

Total assets	41,674	40,348

Liabilities and Stockholders’ Equity

Other liabilities	28	23
Stockholders’ equity-net	41,646	40,325

Total liabilities and stockholders’ equity	41,674	40,348

Income Statements

Income	16	18
Expenses	126	146
	(110)	(126)
Equity in earnings of subsidiary	3,487	3,120

Income before income taxes	3,377	2,992

Income tax expense (benefit)	(37)	(43)

Net income	3,414	3,035

21.	Condensed Financial Statements of Parent Company (Continued)

Cash Flow Statements	2013	2012

Cash flows from operating activities:
Net income	3,414	3,035
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in income of subsidiaries	(3,487)	(3,120)
Other	72	68
Net cash used by operating activities	(1)	(17)

Cash flows from financing activities:
Dividends paid	(606)	(918)
Exercise of stock options	254	—
Investment – MBL Bank	—	—
Purchase of treasury stock	(511)	(1,343)
Other	—	(93)
Net cash used by financing activities	(863)	(2,354)

Net decrease in cash and cash equivalents	(864)	(2,371)

Cash and cash equivalents at beginning of period	3,732	6,103

Cash and cash equivalents at end of period	2,868	3,732

22.	Subsequent Event

On February 5, 2014, MBL Bank, the wholly-owned subsidiary of Minden Bancorp, Inc., converted to a Louisiana-chartered commercial bank from a Louisiana-chartered building and loan association. Such conversion was approved by the Louisiana Office of Financial Institutions. As a result of such conversion, Minden Bancorp, Inc. has become a bank holding company rather than a savings and loan holding company. The change to a bank holding company was approved by Federal Reserve Bank of Dallas under delegated authority. As a bank holding company with less than 1,200 shareholders of record, Minden Bancorp, Inc. filed on February 7, 2014, a Form 15 with the Securities and Exchange Commission to suspend its duty to file reports under Section 13 and 15(d) of the Securities Exchange Act of 1934 and to de-register its common stock under Section 12 of the Securities Exchange Act of 1934. The de-registration is expected to become effective 90 days after the Form 15 was filed.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

(a)          Our management evaluated, with the participation of our President and Chief Executive Officer and our Treasurer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2013. Based on such evaluation, our President and Chief Executive Officer and our Treasurer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

(c)           No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required herein is incorporated by reference from the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2014, which will be filed with the Securities and Exchange Commission on or about April 11, 2014 (“Definitive Proxy Statement”).

The Company has adopted a Code of Conduct and Ethics that applies to its principal executive officer and principal financial officer, as well as other officers and employees of the Company and the Bank. A copy of the Code of Conduct and Ethics is available on the Company’s website at www.mblbank.com.

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

Equity Compensation Plan Information. The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees; such as directors) in effect as of December 31, 2013. The amounts reflected have been adjusted to apply the exchange ratio as a result of the second-step conversion.

Plan Category	Number of Shares to be Issued Upon the Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options	Number of Shares Available for Future Issuance (Excluding Shares reflected in First Column)
Equity compensation plans approved by security holders	120,853	(1)	$11.52	16,228

Equity compensation plans not approved by security holders	—		$—	—

_________________

(1)	Includes 72,389 shares subject to restricted stock awards which were not vested as of December 31, 2013.

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
82

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINDEN BANCORP, INC.

March 31, 2014	By:	/s/ Jack E. Byrd, Jr.
Jack E. Byrd, Jr.
Chairman, President and Chief Executive
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date
/s/ Jack E. Byrd, Jr. Jack E. Byrd, Jr.	Chairman, President and Chief Executive Officer (principal executive officer)	March 31, 2014
/s/ Becky T. Harrell Becky T. Harrell	Treasurer and Chief Financial Officer (principal financial and accounting officer)	March 31, 2014
/s/ Russell A. Adams Russell A. Adams	Director	March 31, 2014
/s/ John P. Collins John P. Collins	Director	March 31, 2014
/s/ A. David Evans A. David Evans	Director	March 31, 2014
/s/ Michael S. Harper Michael S. Harper	Director	March 31, 2014
/s/ F. Dare Lott, Jr. F. Dare Lott, Jr.	Director	March 31, 2014
/s/ Michael W. Wise Michael W. Wise	Director	March 31, 2014
/s/ R. E. Woodard, III R. E. Woodard, III	Director	March 31, 2014

